Form 10QSB
period 1998-03-31
ANSON BANCORP INC
filed 1998-08-03
CIK 1056672

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 25049

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      March 31, 1998
                                    ------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from _______________ to ________________

             Commission File Number
                                    ------------------------------

                              Anson Bancorp, Inc.*
                              -------------------
       (Exact name of small business issuer as specified in its charter)


        North Carolina                                56-2073894
        --------------                                ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


                   211 South Green Street/Post Office Box 249
                        Wadesboro, North Carolina 28170
                        -------------------------------
               (Address of principal executive office) (Zip code)


                                 (704) 694-2122
                                 --------------
                           (Issuers telephone number)


                                      N/A
                                      ---
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check X whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----

As of June 19, 1998 there were issued and outstanding 585,124 shares of the Registrant's common stock, no par value

Transitional Small Business Disclosure Format:  Yes      No  X
                                                   -----   -----

* Form 10-QSB has been prepared for Anson Savings Bank, Inc. (formerly Anson Savings Bank, S.S.B.) which was acquired by Anson Bancorp, Inc. (the reporting company) effective June 19, 1998 pursuant to a Plan of Conversion. The reporting company had no operations or business prior to owning Anson Savings Bank, Inc.

                ANSON BANCORP, INC. AND ANSON SAVINGS BANK, INC


                                    CONTENTS


                                                                         Page

PART 1. FINANCIAL STATEMENTS

     Item 1. Financial Statements

       Condensed statements of financial condition at June 30, 1997 and March 31, 1998 (unaudited).................................  1

       Condensed statements of income for the three months ended
          March 31, 1997 and 1998 (unaudited)............................  2

       Condensed statements of income for the nine months ended
          March 31, 1997 and 1998 (unaudited)............................  3

       Condensed statements of cash flows for the nine months ended
          March 31, 1997 and 1998 (unaudited)............................  4

       Notes to condensed financial statements...........................  5

    Item 2. Management's discussion and analysis of financial condition and results of operations....................................  6


PART II. OTHER INFORMATION

    Item 1. Legal Proceedings...........................................  7
    Item 2. Changes in Securities.......................................  7
    Item 3. Defaults upon Senior Securities.............................  7
    Item 4. Submission of Matters to a Vote of Security Holders.........  7
    Item 5. Other Information...........................................  7
    Item 6. Exhibits and Reports on Form 8-K............................  7

SIGNATURES.............................................................. 10


This Form 10-QSB contains forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of Anson Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from those estimates. Factors which could influence the estimates include changes in the national, regional and local market conditions, legislative and regulatory conditions, and an adverse interest rate environment.

                           ANSON SAVINGS BANK, INC.
            CONDENSED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)


                                                       June 30,     March 31,
                                                     ------------  ------------
                                                         1997          1998
                                                     ------------  ------------
                                                       (Note 2)    (Unaudited)
ASSETS
 Cash and cash equivalents, including federal
  funds sold                                         $ 4,640,610   $ 4,266,912
 Securities held to maturity, at amortized cost        3,938,524     4,846,761
 Securities available for sale, at fair value            317,521       430,353
 Loans receivable, net                                11,422,892    11,186,222
 Accrued interest receivable                              59,976        68,514
 Property and equipment, net                             222,125       209,780
 Prepaid expenses and other assets                        61,719       188,257
 Deferred income taxes                                    57,000        43,000
                                                     -----------   -----------

     Total assets                                    $20,720,367   $21,239,799
                                                     ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES
  Deposits                                           $16,791,101    17,004,560
  Accounts payable and accrued expenses                   36,624       142,280
  Deferred income taxes                                  136,200       155,169
                                                     -----------   -----------

     Total liabilities                                16,963,925    17,302,009
                                                     -----------   -----------

 STOCKHOLDERS' EQUITY
  Unrealized gain on securities available for
   sale, net of tax                                      204,000       295,185
  Retained earnings, substantially restricted          3,552,442     3,642,605
                                                     -----------   -----------

     Total stockholders' equity                        3,756,442     3,937,790
                                                     -----------   -----------

     Total liabilities and stockholders' equity      $20,720,367   $21,239,799
                                                     ===========   ===========


                 See Notes to Condensed Financial Statements.

                           ANSON SAVINGS BANK, INC.
                  CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                      For the Three Months Ended March 31


                                                             1997      1998
                                                           --------  --------
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans                                $245,190  $237,139
 Interest on investments and deposits in other banks        111,155   123,059
                                                           --------  --------

    Total interest and dividend income                      356,345   360,198

INTEREST EXPENSE ON DEPOSITS                                198,942   204,493
                                                           --------  --------

    Net interest income                                     157,403   155,705

PROVISION FOR LOAN LOSSES                                     1,500     1,000
                                                           --------  --------

    Net interest income after provision for loan losses     155,903   154,705

NONINTEREST INCOME                                              115       101

NONINTEREST EXPENSE
 Compensation and employee benefits                          65,364    65,818
 Federal insurance premiums                                   2,361     2,583
 Data processing                                              8,353    10,377
 Examinations and audit                                       6,180     8,730
 Occupancy including depreciation                             7,151     6,304
 Other                                                       24,602    25,810
                                                           --------  --------

    Total noninterest expense                               114,011   119,622
                                                           --------  --------

    Income before income taxes                               42,007    35,184

INCOME TAXES                                                  8,000     7,000
                                                           --------  --------

    Net income                                             $ 34,007  $ 28,184
                                                           ========  ========

Basic earnings per share (Note 3)                          $    N/A  $    N/A
                                                           ========  ========

Diluted earnings per share (Note 3)                        $    N/A  $    N/A
                                                           ========  ========


                  See Notes to Condensed Financial Statements.

                            ANSON SAVINGS BANK, INC.
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                       For the Nine Months Ended March 31


                                                              1997        1998
                                                           ----------  ----------
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans                                $  738,981  $  712,522
 Interest on investments and deposits in other banks          360,637     365,806
                                                           ----------  ----------

    Total interest and dividend income                      1,099,618   1,078,328

INTEREST EXPENSE ON DEPOSITS                                  618,252     616,359
                                                           ----------  ----------

    Net interest income                                       481,366     461,969

PROVISION FOR LOAN LOSSES                                       2,000       1,000
                                                           ----------  ----------

    Net interest income after provision for loan losses       479,366     460,969
                                                           ----------  ----------

NONINTEREST INCOME                                              1,404       4,370

NONINTEREST EXPENSE
 Compensation and employee benefits                           197,392     200,003
 Federal insurance premiums                                   127,395       7,811
 Data processing                                               23,996      26,223
 Examinations and audit                                        18,540      25,370
 Occupancy including depreciation                              21,297      16,784
 Other                                                         74,125      74,985
                                                           ----------  ----------

    Total noninterest expense                                 462,745     351,176
                                                           ----------  ----------

    Income before income taxes                                 18,025     114,163

INCOME TAXES                                                    4,000      24,000
                                                           ----------  ----------

    Net income                                             $   14,025  $   90,163
                                                           ==========  ==========

Basic earnings per share (Note 3)                          $      N/A  $      N/A
                                                           ==========  ==========
Diluted earnings per share (Note 3)                        $      N/A  $      N/A
                                                           ==========  ==========

                 See Notes to Condensed Financial Statements.

                            ANSON SAVINGS BANK, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       For the Nine Months Ended March 31


                                                          1997         1998
                                                       ----------   -----------
OPERATING ACTIVITIES
 Net income                                            $   14,025   $   90,163
 Adjustments to reconcile net income to net
  cash provided by (used for) operating
   activities
  Provision for loan losses                                 5,000        1,000
  Provision for depreciation                               16,352       12,345
  Deferred income taxes                                    28,000      (11,322)
  (Increase) decrease in operating assets
   and liabilities
    Interest receivable                                    (9,816)      (8,538)
    Prepaid expenses and other assets                      27,365     (104,894)
    Accounts payable and accrued expenses                 (57,751)     105,656
                                                       ----------   ----------

       Net cash provided by operating
        activities                                         23,175       84,410

INVESTING ACTIVITIES
 Net decrease (increase) in loans receivable             (116,988)     236,670
 Net decrease (increase) in investments
  held to maturity                                      1,046,890     (908,237)
                                                       ----------   ----------
       Net cash provided by (used for)
        investing activities                              929,902     (671,567)

FINANCING ACTIVITIES
 Net (decrease) increase in savings deposits             (939,057)     213,459
                                                       ----------   ----------

       Net increase (decrease) in cash and
        cash equivalents                                   14,020     (373,698)

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                                 3,603,361    4,640,610
                                                       ----------   ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $3,617,381   $4,266,912
                                                       ==========   ==========

SUPPLEMENTAL DISCLOSURE

 Total increase in unrealized gain on securities
  available for sale, net of tax                       $  118,594   $   91,185
                                                       ==========   ==========

 Cash paid during the period for interest              $  618,252   $  616,359
                                                       ==========   ==========

 Cash paid during the period for income taxes          $    4,000   $   24,000
                                                       ==========   ==========

                 See Notes to Condensed Financial Statements.

                              ANSON SAVINGS BANK, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

-------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS

     Anson Savings Bank, Inc. ("Anson Savings" or the "Bank") is primarily engaged in the business of obtaining savings deposits and originating single-family residential loans within its primary market area of Anson County in North Carolina.

     Anson Savings Bank's results of operations depend primarily on its net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. The Bank's operations are also affected by noninterest income, such as miscellaneous income from loans, and other sources of revenue. The Bank's principal operating expenses, aside from interest expense, consist of compensation and associated benefits, federal deposit insurance premiums, occupancy costs, furniture and fixture expense, data processing charges, and other general and administrative expenses.

NOTE 2  BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements (except for the condensed consolidated statement of financial condition at June 30, 1997, which has been taken from the audited financial statements at that date) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals except for the one-time special assessment to recapitalize the Savings Association Insurance Fund (the "SAIF")) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The Bank's holding company, Anson Bancorp, Inc., was not an operating company and did not engage in any significant business until June 1998. The results of operations for the nine months ended March 31, 1998 are not necessarily indicative of the results of operations that may be expected for the year ended June 30, 1998. The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the 1997 Financial Statements of the Bank.

NOTE 3  EARNINGS PER SHARE

     Earnings per share are not applicable for the periods reported. Anson Savings Bank did not complete its conversion to stock form until June 19, 1998.

NOTE 4  SUBSEQUENT EVENT AND PLAN OF CONVERSION

     On June 19, 1998, pursuant to a Plan of Conversion which was approved by its members and regulators, Anson Savings converted from a state chartered mutual savings bank to a state chartered stock savings bank and became a wholly owned subsidiary of Anson Bancorp, Inc. (the "Company"). The Company was formed to acquire all of the common stock of Anson Savings upon its conversion to stock form (the "Conversion"). In connection with the Conversion, the Company offered shares of its common stock to the public in an initial public offering. The Company has no operations and conducts no business of its own other than owning Anson Savings and investing its portion of the net proceeds received in the Conversion. The closing of the initial public offering occurred on June 19, 1998 and resulted in the issuance of 585,124 shares of the Company's common stock at a price of $10.00 per share for proceeds of $5,424,815 (net of $426,425 in offering costs). The Company transferred $2,712,408 of the net proceeds to Anson Savings for purchase of all of the common stock of the Bank.

     Concurrent with the Conversion, the Bank established a liquidation account in the amount equal to its net worth as reflected in its latest statement of financial condition contained in the prospectus used in connection with the Company's initial public offering. The liquidation account will be maintained for the benefit of eligible deposit account holders who continue to maintain their deposit accounts in the Bank after the Conversion. Only in the event of a complete liquidation will each deposit account holder be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted subaccount balance for deposit accounts then held before any liquidation distribution may be made with respect to common stock. Dividends paid by the Bank subsequent to the Conversion cannot be paid from this liquidation account.

     The Bank may not declare or pay a cash dividend on or repurchase any of its common stock if its net worth would thereby be reduced below either the aggregate amount then required for the liquidation account or the minimum regulatory capital requirements imposed by federal and state regulations. As a North Carolina-chartered stock savings bank, the Bank may not declare or pay a cash dividend on its common stock if the effect of such transaction would be to reduce the net worth of the Bank to an amount which is less than the minimum amount required by applicable federal and state regulations. For a period of five years after the Conversion, the Bank must obtain written approval from the Administrator of the North Carolina Savings Institutions Division before declaring or paying a cash dividend on its common stock in an amount in excess of one-half of the greater of (i) the Bank's net income for the most recent fiscal year end, or (ii) the average of the Bank's net income after dividends for the most recent year end and not more than two of the immedidately preceding fiscal year ends.

     In connection with the Conversion, the Bank has agreed with the FDIC that, within the first three years after completion of the Conversion, neither the Company nor the Bank will pay any taxable dividend or make any taxable distribution in excess of their current and retained earnings. The Company and the Bank have agreed to notify the FDIC before make a return of capital during the first three years following the Conversion.

                              ANSON SAVINGS BANK, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 AND JUNE 30, 1997

     Total assets of Anson Savings amounted to $21.24 million at March 31, 1998, compared to $20.72 million at June 31, 1997. The increase from June 30, 1997 to March 31, 1998 is primarily attributed to the increase in deposits and investments. Accounts payable and prepaid expenses have both increased approximately $110,000 from June 30, 1997 to March 31, 1998. These increases are due primarily to prepaid expenses incurred related to the Bank's conversion to a state chartered stock savings bank.

     The principal category of earnings assets is loans receivable which amounted to $11.19 million and $11.42 million at March 31, 1998 and June 30, 1997, respectively. Loan originations for the nine months ended March 31, 1998 totaled $1.77 million and were funded by loan principal repayments of $2.0 million as the loan portfolio decreased by $230,000. Loan originations for the year ended June 30, 1997 totaled $1.90 million and principal repayments for 1997 totaled $2.05 million. Anson Savings maintains underwriting and credit standards designed to maintain the quality of the loan portfolio. Nonperforming loans at March 31, 1998 and June 30, 1997 totaled $271,000 and $240,000, respectively and were 2.42% and 2.10% of total loans respectively.

     In addition to loans, Anson Savings invests in U.S. Treasury and Government agency securities. Management does not engage in the practice of trading securities, rather, Anson's investment portfolio consists primarily of investments designated and held to maturity. Investment securities, including interest-bearing deposits and FHLB stock, at March 31, 1998 and June 30, 1997 totaled $9.26 million and $8.70 million, respectively. The increase in investments and loans is primarily attributed to the increase in deposits and current period income.

     Anson has experienced some increase in savings deposits. At March 31, 1998, Anson's deposits increased approximately $200,000 compared to June 30, 1997. Anson has priced its deposits in a fashion to be at or near the top of the market because of its dependence on the local market for funds availability.

     Anson's equity, which consists entirely of retained earnings and unrealized gains on securities available for sale, net of tax, amounted to $3.94 million and $3.76 million at March 31, 1998 and June 30, 1997, respectively. Anson has classified a portion of its investments as available for sale which requires reporting such investments at market with unrealized gains or losses, net of tax, shown as a separate component of equity. The equity component for net unrealized gains (losses) at March 31, 1998 and June 30, 1997 amounted to $295,000 and $204,000, respectively.


COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997

     Net Income. Anson Savings Bank's net income for the nine months ended March 31, 1998 and 1997 was $90,000 and $14,000, respectively. Net income was negatively affected for the nine months ended March 31, 1997 by a one-time charge of $114,000, before tax, related to a one-time assessment of deposit insurance premiums to recapitalize the SAIF. Exclusive of the one-time SAIF assessment, net income for the nine months ended March 31, 1998 and 1997 would have been approximately $90,000 and $86,000, respectively.

     Net Interest Income. Net interest income has decreased 4% to $481,000 for the nine months ended March 31, 1998 from $462,000 for the nine months ended March 31, 1997. This decrease in net interest income reflects the slight downward trend in interest rate spread.

                              ANSON SAVINGS BANK, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

     Provision for Loan Losses. The provision for loan losses was $1,000 and $2,000 for the nine months ended March 31, 1998 and 1997, respectively.
     The provisions and the resulting loan loss allowances are amounts management believes will be adequate to absorb possible losses on existing loans. At March 31, 1998 and 1997, the Bank's loan loss allowances totaled $101,000 and $97,000, respectively, representing 37% and 38%, respectively, of nonperforming loans at such date. Loans are charged off against the allowance when management believes collectibility is unlikely, although management continues to actively pursue collection of loans which have been charged off. Management decisions regarding the provisions and resulting allowance are based both on prior loan loss experience and other factors, such as existing loan levels and types of loans outstanding, nonperforming loans, industry standards and general economic conditions. Anson Savings Bank experienced no loan charge-offs during the nine months ended March 31, 1998 and 1997.

     Noninterest Income. Noninterest income consists primarily of fees related to safe deposit boxes and other miscellaneous items and amounted to $4,000 and $1,000 for the nine months ended March 31, 1998 and 1997, respectively.

     Noninterest Expense. Noninterest expense consisted primarily of operating expenses for compensation and employee benefits, occupancy, federal deposit insurance premiums, data processing charges and other operating expenses. Noninterest expense decreased to $351,00 from $463,000 for the nine months ended March 31, 1998 and 1997. Exclusive of the impact of a one-time SAIF assessment in December, 1996, noninterest expense increased from $349,000 to $351,000 for the nine months ended March 31, 1997 to the nine months ended March 31, 1998. The Bank anticipates that its noninterest expense may increase in the future because of costs associated with compensation, costs associated with operating as a publicly held company, and with purchasing the computer equipment necessary for year 2000 compliance.

     Income Taxes. Income tax expense was $24,000 and $4,000 for the nine month periods ended March 31, 1998 and 1997, respectively. The fluctuations were primarily attributable to corresponding fluctuations in income before income taxes as described above in "Net Income" and "Noninterest Expense".

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


     Net Income. Anson Savings Bank's net income for the three months ended March 31, 1998 and 1997 was $28,000 and $34,000, respectively. Net income was negatively affected by an overall downward trend in interest rates as well as slight increases in noninterest expenses.

     Net Interest Income. Net interest income has decreased by less than 1% to $156,000 for the three months ended March 31, 1998 from $157,000 for the three months ended March 31, 1997. This decrease in net interest income reflects the slight downward trend in interest rate spread.

     Noninterest Income. Noninterest income consists primarily of fees related to safe deposit boxes and other miscellaneous items and amounted to $101 and $115 for the three months ended March 31, 1998 and 1997, respectively.

     Noninterest Expense. Noninterest expense consisted primarily of operating expenses for compensation and employee benefits, occupancy, federal deposit insurance premiums, data processing charges and other operating expenses. Noninterest expense increased to $120,000 from $114,000 for the three months ended March 31, 1998 and 1997. The Bank anticipates that its noninterest expense may increase in the future because of costs associated with compensation, costs associated with operating as a publicly held company, and with purchasing the computer equipment necessary for year 2000 compliance.

                              ANSON SAVINGS BANK INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     Income Taxes. Income tax expense was $7,000 and $8,000 for the three-month periods ended March 31, 1998 and 1997, respectively. The fluctuations were primarily attributable to corresponding fluctuations in income before income taxes.


CAPITAL RESOURCES AND LIQUIDITY

     The term "liquidity" generally refers to an organization's ability to generate adequate amounts of funds to meet its needs for cash. More specifically for financial institutions, liquidity ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds for debt service, dividends to stockholders and other institutional commitments. Funds are primarily provided through the sale or maturity of investments, the ability to raise equity capital, or maintenance of shorter term interest-bearing deposits.

     As a state chartered stock savings bank, Anson Savings Bank must maintain liquidity in the form of cash and cash equivalents and investment securities, including mortgage-backed securities, equal to at least 10% of total assets. The Bank's liquidity ratio at March 31, 1998 was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the FHLB, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, deposit withdrawals and other cash requirements.


YEAR 2000

     The Bank recognizes that there is a business risk in computerized systems as the calendar rolls over into the next century. The Federal Financial Institutions Examination Council (FFIEC) issued an interagency statement on May 5, 1997 outlining five phases for institutions to effectively manage the Year 2000 challenge. The phases were: Awareness; Assessment; Renovation; Validation; and, Implementation. The FFIEC encouraged institutions to have all critical applications identified and priorities set by September 30, 1997 and to have renovation work largely completed and testing well underway by March 31, 1998. The Bank has an ongoing program designed to ensure that its operational and financial systems will not be adversely affected by year 2000 software failures, due to processing errors arising from calculations using the year 2000 date. The Board of Directors and management of the Bank have established year 2000 compliance as a strategic initiative. While the Bank believes that it has available resources to assure year 2000 compliance, it is to some extent dependent on vendor cooperation. At the present time, the Bank expects its most critical application software vendor to have all of its system in compliance by December 31, 1998. The Bank expects to install the necessary software releases in 1998 and have testing of such systems substantially completed by December 31, 1998.

     At this time, the Bank has not determined the cost of making any modifications to correct any year 2000 problems; however, equipment and software expenses are not expected to materially differ from past results. The Bank routinely upgrades and purchases technologically advanced software and hardware on a continual basis and expects to specifically evaluate and test such purchases for year 2000 compliance.

                 ANSON BANCORP, INC./ ANSON SAVINGS BANK, INC.
                           PART II-OTHER INFORMATION

--------------------------------------------------------------------------------

Item 1. Legal Proceedings

        The Company is not engaged in any legal proceedings at the present time. From time to time, the Bank is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a like kind.

Item 2. Changes in Securities

        Not applicable

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5. Other Information

        Not applicable

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibit 27 Financial Data Schedule

     b) Not applicable

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Anson Bancorp, Inc.



Dated: July 31, 1998                     By:    /s/ Eugene M. Ward
       -------------------                      ---------------------------
                                                Eugene M. Ward
                                                President

Dated: July 31, 1998                     By:    /s/ Nancy H. Allen
       -------------------                      ---------------------------
                                                Nancy H. Allen
                                                Treasurer and Assistance
                                                Secretary