Form 10KSB
period 1998-06-30
ANSON BANCORP INC
filed 1998-09-25
CIK 1056672

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ______________________

                                  FORM 10-KSB

                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1998

             Commission file number
                                    --------------------------------

                              ANSON BANCORP, INC.
                (Name of small business issuer in its charter)

          North Carolina                                 56-2073894
  -------------------------------                        ----------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

      211 South Greene Street,
        Post Office Box 249                              28170-0249
      Wadesboro, North Carolina                          ----------
----------------------------------------                 (Zip Code)
(Address of principal executive offices)

                                  704-694-2122
                                  ------------
                          (Issuer's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, no par value                             N/A
----------------------------         -------------------------------------------
    (Title of class)                 (Name of each exchange on which registered)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
    ---        ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $1,463,657.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

Common Stock, no par value--$6,163,568 (based on the price at which the stock was sold on September 16, 1998).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

   Common Stock, no par value                             585,124
   --------------------------                -----------------------------------
            (Class)                          (Outstanding at September 16, 1998)


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended June 30, 1998 (the "1998 Annual Report"), are incorporated by reference into Part I and
Part II.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held November 12, 1998 (the "Proxy Statement"), are incorporated by reference into Part III.

   Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                                   ---     ---

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General

     Prior to June 19, 1998, Anson Savings Bank, SSB (the "Bank") operated as a mutual North Carolina-chartered savings bank. On June 19, 1998, the Bank converted from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank (the "Conversion"). In connection with the Conversion, all of the issued and outstanding capital stock of the Bank was acquired by Anson Bancorp, Inc., a North Carolina corporation (the "Company") which was organized to become the Bank's holding company. At that time, the Company had an initial public offering of its common stock, no par value (the "Common Stock").

     The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the savings bank holding company laws of North Carolina. The Company's and the Bank's principal office is located at 211 South Greene Street, Wadesboro, North Carolina. The Company's activities consist of investing the proceeds of its initial public offering which were retained at the holding company level and owning the Bank. The Company's principal sources of income are earnings on its investments. In addition, the Company will receive any dividends which are declared and paid by the Bank on its capital stock.

     The Bank was originally chartered in 1889 and has been a member of the Federal Home Loan Bank ("FHLB") system since 1939. The deposits of the Bank are insured by the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC") to the maximum amount permitted by law.

     The Bank conducts business through its full service offices in Wadesboro, North Carolina. The Bank is a community-oriented financial institution which offers a variety of financial services to meet the needs of the communities it serves. The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits to make one-to-four-family residential real estate loans, nonresidential real estate loans, construction loans and loans secured by deposit accounts.

     Revenues of the Bank are derived primarily from interest on loans. The Bank also receives interest income from its investments and interest-earning deposit balances. The Bank receives non-interest income from transaction and service fees and other sources. The major expenses of the Bank are interest on deposits and general and administrative expenses such as compensation and employee benefits, federal deposit insurance premiums, data processing expenses and occupancy and related expenses.

     At June 30, 1998, the Company had total assets of $25,125,000, net loans of $11,515,000, deposits of $15,440,000, investment securities of $12,955,000 and stockholders' equity of $9,382,000.

     At June 30, 1998, the Company and the Bank had a total of five full-time employees.

     The Company has no operations and conducts no business of its own other than owning the Bank and investing its portion of the net proceeds received in the Conversion. Accordingly, the discussion of the business which follows in the Form 10-KSB concerns the business conducted by the Bank, unless otherwise indicated.

Primary Market Area

     The Bank's primary market area is Anson County, North Carolina. The Bank also makes loans to residents of Union, Stanley and Mecklenburg counties in North Carolina from time to time. Anson County is rural with a population of 24,309 located on the North Carolina/South Carolina border and Wadesboro is located 50 miles east of Charlotte, North Carolina.

     Employment in the Bank's primary market area is diversified among manufacturing, mining, agriculture, retail and wholesale trade, government and service. Other non-manufacturing employers include the county government, school systems and the county hospital.

     In recent years unemployment rates in Anson County have been high, averaging 5.9% in 1997. At June 30, 1998, unemployment in Anson County was 7.6%. Management regards Anson County as a low-growth area in which there is significant competition among financial service providers for market shares.
Due primarily to the economic factors discussed above, the Bank has limited residential mortgage lending opportunities in its local market area and does not anticipate that residential mortgage lending opportunities will increase in the future because of lack of growth in the local economy. Management believes that opportunities for future earnings growth in the Bank's primary market area are limited in light of these factors. In addition, lower income levels and low rates of growth in Anson County could result in an increase in the number of delinquent or nonperforming loans and reduce the value of the collateral securing such loans, adversely affecting the Bank's financial condition and results of operations.

Lending Activities

     General. The Bank's primary source of revenue is interest and fee income from its lending activities, consisting primarily of mortgage loans for the purchase or refinancing of one-to-four family residential real property located in its primary market area. The Bank also makes loans secured by multi-family and nonresidential properties, construction loans, and loans secured by pledged deposit accounts. Less than 1.0% of the Bank's loan portfolio, before net items, is not secured by real estate. On June 30, 1998, the Bank's largest single outstanding loan had a balance of approximately $250,000. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan modifications, late payments, loan assumptions and other miscellaneous services. The Bank generally does not sell its loans; loans are originated with the intention that they will be held in the Bank's loan portfolio. The Bank also originates mortgage loans with a call feature that varies from five to 15 years, enabling the Bank to call the loan and increase the interest rate from the original fixed contractual rate. Interest on such loans is amortized over the contractual life of the loan. For purposes of the discussion and in the tables that follow, such loans with call provisions are shown as fixed rate loans maturing at the date of the call provisions.

     The Bank has recently employed someone with a background in commercial lending and anticipates developing and seeking new lending opportunities in this area. There can be no assurances that the Bank will be successful in expanding its loan portfolio into the commercial lending area.

     Loan Portfolio Composition. The Bank's net loan portfolio totaled approximately $11.5 million at June 30, 1998 representing 45.94% of the Bank's total assets at such date. At June 30, 1998, 91.39% of the Bank's loan portfolio, before net items, was composed of one-to-four-family residential mortgage loans. Nonresidential real estate loans represented 4.14% of the Bank's loan portfolio, before net items, on such date. Construction loans represented 4.18% of the Bank's loan portfolio, before net items, on such date. As of June 30, 1998, less than 1.0%, before net items, of the loans in the Bank's loan portfolio had adjustable interest rates.

     The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                            At June 30,
                                                -----------------------------------
                                                       1998             1997
                                                -----------------  ----------------
                                                           % of              % of
                                                 Amount    Total   Amount    Total
                                                --------  -------  -------  -------
                                                      (Dollars in Thousands)
Real estate loans:
    One-to-four-family residential               $10,911   94.76%  $10,888   95.32%
    Nonresidential                                   494    4.29       543    4.75
    Construction                                     499    4.33       349    3.06
                                                 -------  ------   -------  ------
       Total real estate loans                    11,904  103.38    11,780  103.13

Other loans:
     Loans secured by deposits                        35     .30        75     .66
                                                 -------  ------   -------  ------

       Total other loans                              35     .30        75     .66
                                                 -------  ------   -------  ------
            Total loans                           11,939  103.68    11,855  103.79
Less:
   Allowance for loan losses                         102     .89       100     .88
   Undisbursed portion of construction loans         279    2.42       288    2.52
   Net deferred loan origination fees                 43     .37        44     .39
                                                 -------  ------   -------  ------
        Total reductions                             424    3.68       432    3.79
                                                 -------  ------   -------  ------
             Total loans receivable, net         $11,515  100.00%  $11,423  100.00%
                                                 =======  ======   =======  ======


     The following table sets forth the time to contractual maturity of the Bank's loan portfolio at June 30, 1998. Loans which have adjustable rates are shown as being due in the period during which rates are next subject to change, while fixed rate and other loans are shown as due in the period of contractual maturity. Demand loans, loans having no stated maturity and overdrafts are reported as due in one year or less. The table does not include prepayments or scheduled principal repayments. Amounts in the table are net of loans in process and are net of unamortized loan fees.

                                                             At June 30, 1998
                                            --------------------------------------------------
                                                     More Than   More Than
                                            1 Year   1 Year to  3 Years to  More Than
                                            or Less   3 Years    5 Years     5 Years    Total
                                            -------  ---------  ----------  ---------  -------
                                                            (In Thousands)
TOTAL LOANS:
------------

Real estate loans:                            $ 49     $  -        $  -     $     -    $    49
  Adjustable rate residential 1-4 family       178      279         583       9,779     10,819
  Fixed rate residential 1-4 family             16        -          89         609        714
  Other real estate loans - fixed               35        -           -           -         35
Other loans                                   ----     ----        ----     -------    -------
                                               278      279         672      10,388     11,617
   Total
Less:
  Allowance for loan losses                    102        -           -           -        102
                                              ----     ----        ----     -------    -------
        Totals                                $176     $279        $672     $10,388    $11,515
                                              ====     ====        ====     =======    =======

     The following table sets forth the dollar amount at June 30, 1998 of all loans maturing or repricing on or after June 30, 1999 which have fixed or adjustable interest rates.

                      Fixed   Adjustable
                      Rates     Rates
                     -------  ----------
                       (In Thousands)
Real estate loans    $11,339    $   -
Other loans                -        -
                     -------  ----------
                     $11,339    $   -
                     =======  ==========

     Origination and Sale of Loans. The Bank generally does not originate its one-to-four-family residential mortgage or other loans with the intention that they will be sold in the secondary market. Although the Bank believes that many of its one-to-four-family residential loans could be sold to investors, some of such loans could be sold only after the Bank incurred certain costs and/or discounted the purchase price. As a result, with respect to potential private sales of whole loans, the Bank's loan portfolio may be less valuable than would be the case if it was composed entirely of loans originated in conformity with secondary market requirements.

     The table below sets forth the Bank's loan origination, purchase and sale activity and loan portfolio repayment experience during the periods indicated.

                                                         Year Ended June 30,
                                                   -------------------------------
                                                        1998            1997
                                                   --------------  ---------------

Loans receivable, net, beginning of period            $11,423          $11,572
Loan originations:
  Residential 1-4 family                                2,339            1,365
  Nonresidential real estate                               55                -
  Residential construction                                499              486
  Loans secured by deposits                                25               53
                                                      -------          -------
      Total loan originations                           2,918            1,904
Loans purchased                                             -                -
Principal repayments                                   (2,824)          (2,051)
Other changes, net /(1)/                                   (2)              (2)
                                                      -------          -------
Increase (decrease) in loans receivable                    92             (149)
                                                      -------          -------
Loans receivable, net, end of period                  $11,515          $11,423
                                                      =======          =======

__________________
(1)  Includes changes in deferred loan fees and the allowance for loan losses.

     One-to-Four-Family Residential Real Estate Lending. The Bank's primary lending activity, which it intends to continue to emphasize, is the origination of fixed and adjustable rate first mortgage loans to enable borrowers to purchase or refinance one-to-four-family residential real property. Consistent with the Bank's emphasis on being a community-oriented financial institution, it is and has been the Bank's strategy to focus its lending efforts in its primary market area. On June 30, 1998, approximately 91.66% of the Bank's real estate loan portfolio, before net items, consisted of one-to-four-family residential real estate loans. These include both loans secured by detached single-family residences and condominiums and loans secured by housing containing not more than four separate dwelling units. Of such loan amounts, less than 1.0% had adjustable interest rates.

     The Bank does not originate its one-to-four-family loans with the intention that they will be sold in the secondary market. The Bank generally originates loans satisfying its underwriting requirements which are tailored for its local community but which may not satisfy various requirements imposed by FHLMC or FNMA. For example, the Bank may not require title insurance and may not obtain all the loan documentation normally required by FHLMC and FNMA. As a result, to the extent such loans are sold in the secondary market, they may not be sold on terms as favorable as those originated in conformity with secondary market requirements. In addition, loans which are not originated in conformity with the purchase requirements of FHLMC and FNMA, or nonconforming loans, are generally thought to have greater risks of default and nonperformance; however, the Bank has not experienced a higher level of nonperformance with its nonconforming loans. These loans satisfy a need in the Bank's local community and generally produce a higher yield than would be produced by conforming loans. The Bank plans to continue its practice of originating primarily nonconforming loans.

     The Bank originates conventional mortgage loans secured by owner occupied property in amounts of up to 95% of the value of the property. Private mortgage insurance is generally required if the loan amount exceeds 80% of the value of the property. The loans have both fixed and adjustable rates. The maximum term for fixed and adjustable rate loans is 30 years. The interest rates on adjustable rate loans are generally adjustable every year and are tied to the one-year United States treasury bill rate. The loans have rate caps which limit the amount of changes at the time of each adjustment and over the lives of the loans. The Bank offers loans which require monthly payments.

     Adjustable rate loans are generally considered to involve a greater degree of credit risk than fixed rate loans because borrowers may have difficulty meeting their payment obligations if interest rates and required payment amounts increase substantially. Substantially all of the fixed-rate loans in the Bank's mortgage loan portfolio have due on sale provisions allowing the Bank to declare the unpaid balance due and payable in full upon the sale or transfer of an interest in the property securing the loan.

     While one-to-four-family residential loans are normally originated for between 15 to 25 year terms, such loans customarily remain outstanding for shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates, and the interest rates payable on outstanding loans.

     The Bank generally does not require title insurance for its one-to-four-family residential loans but does require an attorney's opinion of title. The Bank also generally requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the loan amount or replacement cost of the improvements on the property securing the loans, whichever is greater.

     Nonresidential Real Estate Lending. On June 30, 1998, the Bank had $483,000 outstanding in loans secured by nonresidential properties, comprising approximately 4.1% of its loan portfolio, before net items, as of that date. These loans are secured by office, retail and church properties. These loans generally do not exceed 80% of the appraised value of the real estate securing the loans. Nonresidential real estate loans have terms of up to 15 years. See "--One-to-Four-Family Residential Real Estate Lending."

     The Bank requires title insurance or an attorney's opinion in connection with its nonresidential real estate loans. The Bank also requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the loan amount or the replacement cost of the improvements on the property securing the loans, whichever is greater.

     Loans secured by nonresidential real estate generally are larger than one-to-four-family residential loans and involve greater concentration of assets and a greater degree of risk. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Since commercial lending is frequently secured by leased or operating commercial properties, repayment frequently depends upon the results of operations of the tenant or operating entity. Nonresidential loans also generally involve more specialized and complicated underwriting decisions than one-to-four-family residential real estate lending. The Bank intends to continue to make nonresidential real estate loans.

     Construction Lending. The Bank makes construction loans for the construction of single-family dwellings, and for the construction of multi-family and commercial buildings. The aggregate outstanding balance of such loans on June 30, 1998 was approximately $499,000, representing approximately 4.18% of the Bank's loan portfolio, before net items, and included construction loans in process of approximately $279,000. Some of these loans were made to persons who are constructing properties for the purpose of occupying them; others were made to builders who were constructing properties for sale. Construction loans are "construction-permanent" loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at fixed or adjustable interest rates having terms similar to one-to-four-family residential loans.

     Construction loans for one-to-four-family real estate to be occupied by the borrower may have a maximum loan-to-value ratio of 95% of the appraised value of the property with private mortgage insurance. Other construction loans are made at loan to value ratios of up to 80%. Title insurance or an attorney's opinion is generally required for construction loans. In addition, the Bank generally requires builders risk or casualty insurance (and, if appropriate, flood insurance) on such loans.

     Loans Secured by Deposits. The Bank also offers loans secured by deposit accounts. At June 30, 1998, such loans totaled $34,790, representing 0.70% of the Bank's loan portfolio, before net items. The interest rates on these loans are variable and are generally 2% above the interest rate being paid on the deposit account serving as collateral. The maximum amounts of these loans is generally 90% of the related deposit account.

     Loan Solicitation, Processing and Underwriting. Loan originations are derived from a number of sources such as referrals from real estate brokers, present depositors and borrowers, builders, attorneys, walk-in customers and in some instances, other lenders.

     During its loan approval process, the Bank assesses the applicant's ability to make principal and interest payments on the loan and the value of the property securing the loan. The Bank obtains detailed written loan applications to determine the borrower's ability to repay and verifies responses on the loan application through the use of credit reports, financial statements, and other confirmations. Under current practice, the responsible officer or loan officer of the Bank analyzes the loan application and the property involved, and an appraiser inspects and appraises the property. The Bank generally requires independent fee appraisals on all loans in excess originated primarily on the basis of real estate collateral. The Bank also obtains information concerning the income, financial condition, employment and the credit history of the applicant.

     All real estate loans must be approved by the Bank's loan committee which is made up of any three members of the Bank's board of directors. Loans secured by deposits are approved by any two employees of the Bank, at least one of which must be an officer.

     Normally, upon approval of a residential mortgage loan application, the Bank gives a commitment to the applicant that it will make the approved loan at a stipulated rate any time within a 15-day period. The loan is typically funded at such rate of interest and on other terms which are based on market conditions existing as of the date of the commitment. As of June 30, 1998, the Bank had no such unfunded mortgage loan commitments. In addition, on such date the Bank had $278,928 in undisbursed construction loans.

     Interest Rates, Terms, Points and Fees. Interest rates and fees charged on the Bank's loans are affected primarily by the market demand for loans, competition, the supply of money available for lending purposes and the Bank's cost of funds. These factors are affected by, among other things, general economic conditions and the policies of the federal government, including the Federal Reserve, tax policies and governmental budgetary matters.

     In addition to earning interest on loans, the Bank receives fees in connection with originating loans. Fees for loan modifications, late payments, loan assumptions and other miscellaneous services in connection with loans are also charged by the Bank.

     Nonperforming Assets and Asset Classification. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. In this event, the normal procedure followed by the Bank is to make contact with the borrower at prescribed intervals in an effort to bring the loan to a current status, and late charges are assessed as allowed by law. In most cases, delinquencies are cured. If a delinquency is not cured, the Bank normally, subject to any required prior notice to the borrower, commences foreclosure proceedings. If the loan is not reinstated within the time permitted for reinstatement, or the property is not redeemed prior to sale, the property may be sold at a foreclosure sale. In foreclosure sales, the Bank may acquire title to the property through foreclosure, in which case the property so acquired is offered for sale and may be financed by a loan involving terms more favorable to the borrower than those normally offered. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank in an effort to recover its investment. As of June 30, 1998, the Bank had no real estate acquired in settlement of loans. Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of cost or fair value minus costs to sell. Costs relating to the development and improvement of the property are capitalized, and costs relating to holding the property are charged to expenses.

     Interest on loans is recorded as borrowers' monthly payments become due. Accrual of interest on loans continues so long as (i) the collateral for such loans remains sufficient, (ii) the borrower continues to make a good faith effort to make payments to the Bank and (iii) the Board of Directors does not otherwise decide to institute foreclosure procedures. If the Bank ultimately institutes foreclosure procedures, the interest accrued since the last loan payment is generally charged off.

     The following table sets forth information with respect to nonperforming assets identified by the Bank, including real estate owned at the date indicated. At such dates, the Bank had no loans which were "troubled debt restructurings", as defined in SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings.

                                                 At June 30,
                                           ------------------------
                                              1998         1997
                                           -----------  -----------
                                            (Dollars in Thousands)
Accruing loans past due 90 days or more       $ 179        $ 240
                                              -----        -----
   Total non-performing loans                   179          240
Foreclosed real estate                            -            -
                                              -----        -----
   Total nonperforming assets                 $ 179        $ 240
                                              =====        =====
Non-performing assets to total assets          0.71%        1.16%
                                              =====        =====

     Applicable regulations require the Bank to "classify" its own assets on a regular basis. In addition, in connection with examinations of savings institutions, regulatory examiners have authority to identify problem assets and, if appropriate, classify them. Problem assets are classified as "substandard," "doubtful" or "loss," depending on the presence of certain characteristics as discussed below.

     An asset is considered "substandard" if not adequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by well-defined weakness with possible risk of loss if the deficiency is not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable." Assets classified "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a loss reserve is not warranted.

     As of June 30, 1998, the Bank had approximately $179,000 of loans internally classified as "substandard," no loans classified as "doubtful" and no loans classified as "loss." Total classified loans as of June 30, 1998 and 1997 were approximately $179,000 and approximately $240,000, respectively.

     When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets. When an insured institution classifies problem assets as "loss," it charges off, or writes down the balance of, the asset. The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Administrator which can order the establishment of additional loss allowances.

     The Bank also identifies assets which possess credit deficiencies or potential weaknesses deserving close attention by management. These assets are maintained on a "watch list" and do not yet warrant adverse classification. At June 30, 1998, there were no loans on the Bank's watch list.

     Allowance for Loan Losses. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan as well as general economic conditions. It is management's policy to maintain an allowance for loan losses based on, among other things, the Bank's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loans.

     Management continues to actively monitor the Bank's asset quality, to charge off loans against the allowance for loan losses when appropriate and to provide specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     The following table describes the activity related to the Bank's allowance for loan losses for the periods indicated.

                                                     Year Ended June 30,
                                                    ---------------------
                                                       1998       1997
                                                    ----------  ---------
                                                       (In Thousands)
Balance, beginning of period                            $ 100      $  95
                                                        -----      -----
Loans Charged off:
  Real Estate                                               -          -
  Other                                                     -          -
                                                        -----      -----
    Total loans charged off                                 -
  Recoveries:
    Real Estate                                             -          -
    Other                                                   -          -
                                                        -----      -----
Net loans charged off (recovered)                           -          -
Provision for loan losses                                   2          5
                                                        -----      -----
Balance at end of period                                $ 102      $ 100
                                                        =====      =====
Ratio of net charge-offs (recoveries) to average
 loans outstanding during the period                        0%         0%
                                                        =====      =====



The following table sets forth the composition of the allowance for loan losses by type of loan at the dates indicated. The allowance is allocated to specific categories of loans for statistical purposes only, and may be applied to loan losses incurred in any loan category.

                                                               At June 30,
                                   --------------------------------------------------------------------
                                                  1998                            1997
                                   --------------------------------   ---------------------------------
                                              Percent of    Amount               Percent of    Amount
                                               Allowance   of Loans               Allowance   of Loans
                                   Amount of   to Total    to Gross   Amount of   to Total    to Gross
                                   Allowance   Allowance     Loans    Allowance   Allowance     Loans
                                   ---------  -----------  ---------  ---------  -----------  ---------
                                                            (Dollars in Thousands)
Real estate loans:
   Residential 1-4 family            $ 40          39%        91.4%     $ 40          40%       91.8%
     Nonresidential                    20          20          4.1        20          20         4.6
     Construction                      20          20          4.2        20          20         2.9
                                     ----       -----        -----      ----       -----       -----
        Total real estate loans        80          79         99.7        80          80        99.3

Other loans:
   Loans secured by deposits            -           -           .3         -           -         0.7
                                     ----       -----        -----      ----       -----       -----
        Total other loans               -           -           .3         -           -         0.7
                                     ----       -----        -----      ----       -----       -----
Unallocated                            22          21            -        20          20           -
                                     ----       -----        -----      ----       -----       -----
Total allowance for loan losses      $102       100.0%       100.0%     $100       100.0%      100.0%
                                     ====       =====        =====      ====       =====       =====

Investment Securities

          Interest and dividend income from investment securities generally provides the second largest source of income to the Bank after interest on loans. In addition, the Bank receives interest income from deposits in other financial institutions. At June 30, 1998, the Bank's investment portfolio totaled approximately $6.32 million and consisted of U.S. government and agency securities, interest-earning deposits in other financial institutions, certificates of deposit and stock of the FHLB of Atlanta.

          The FASB has issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified in three categories and accounted for as follows: (1) debt securities that the entity has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with net unrealized gains and losses included in earnings; and (3) debt and equity securities not classified as either held-to-maturity or trading securities are classified as securities available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity. At June 30, 1998, the Bank had no trading securities. The Bank adopted SFAS No. 115 as of July 1, 1994. The adoption affected only the held-to-maturity and available-for-sale classifications. Net unrealized securities gains on the securities available-for-sale of $279,000, net of related deferred taxes of $154,000, are reported as a separate component of equity in its financial statements at June 30, 1998. See Notes 2 and 6 of "Notes to Financial Statements."

          The amortized cost of securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other than temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method. Prior to the adoption of SFAS No. 115, the Bank stated its debt securities at amortized cost and its marketable equity securities at the lower of cost or market.
Accumulated changes in net unrealized losses on marketable equity securities were included in retained earnings.

          As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of the Bank's outstanding home loans or 5% of its outstanding advances from the FHLB of Atlanta. No ready market exists for such stock, which is carried at cost. As of June 30, 1998, the Bank's investment in stock of the FHLB of Atlanta was $142,600.

          North Carolina regulations require the Bank to maintain a minimum amount of liquid assets which may be invested in specified short-term securities. See "SUPERVISION AND REGULATION -- Regulation of the Bank -- Liquidity." The Bank is also permitted to make certain other securities investments.

          The Bank's current investment policy provides that investment decisions will be made by Eugene M. Ward, President and Chief Executive Officer, and reviewed monthly by the Board of Directors. The investment policy provides that the objectives of the investment portfolio are to: (i) provide and maintain liquidity within regulatory guidelines, (ii) maintain a balance of high quality, diversified investments, (iii) provide collateral for pledging requirements, (iv) serve as a counter-cyclical balance to earnings, and (v) maximum returns without sacrificing liquidity and safety.

          Permitted investments include U.S. Treasury obligations, FHLB daily and time deposits, insured certificates of deposit, federal agency securities and federal funds.

          The following table sets forth the carrying value of the Bank's investment portfolio at the dates indicated.

                                              At June 30,
                                            ---------------
                                             1998     1997
                                            -------  ------
                                            (In Thousands)
Securities available for sale:
  U.S. government and agency securities     $   433  $  318
                                            -------  ------

Securities held to maturity:
  U.S. government and agency securities       4,000   2,496
  Mortgage-backed securities                    665     800
                                            -------  ------
    Total securities held to maturity         4,665   3,296
                                            -------  ------
    Total investment securities               5,098   3,614
                                            -------  ------
Interest-earning balances in other banks      7,714   4,944
Federal Home Loan Bank stock                    143     143
                                            -------  ------
                                              7,857   5,087
                                            -------  ------
    Total investments                       $12,955  $8,701
                                            =======  ======

     At June 30, 1998, the market value of the Bank's investment securities available for sale and held to maturity were $433,000 and $4.67 million, respectively.

     The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Bank's investment portfolio as of June 30, 1998.


                                                      More than Six Months  More than One Year  More than Five Years
                              Less Than Six Months         to One Year        to Five Years       to Ten Years
                             -----------------------  --------------------  ------------------  --------------------
                                           Weighted             Weighted             Weighted             Weighted
                               Carrying     Average   Carrying   Average   Carrying   Average   Carrying   Average
                                Value        Yield     Value      Yield     Value      Yield     Value      Yield
                             ------------  ---------  --------  ---------  --------  ---------  --------  ---------
                                                               (Dollars in Thousands)
Securities available for
 sale:
 FHLMC Stock                    $  433         - %     $   -         - %      $ -         - %       $ -        - %
Securities held to
 maturity:
  U.S. government and
   agency securities             1,000      5.70       3,000      5.84          -         -          -         -
  Mortgage-backed securities         -         -           -         -         43      7.76         26      7.00
Other:
  Interest-earning
   balances in other banks       7,714      5.48           -         -          -         -          -         -
  Federal Home Loan Bank
   stock                             -         -           -         -          -         -          -         -
                                ------      ----      ------      ----        ---      ----        ---      ----
        Total                   $9,147      5.51%     $3,000      5.85%       $43      7.76%       $26      7.00%
                                ======      ====      ======      ====        ===      ====        ===      ====


                                After Ten Years          Total
                               ------------------   ------------------
                                         Weighted             Weighted
                               Carrying   Average   Carrying   Average
                                Value      Yield     Value      Yield
                               --------  ---------  --------  ---------
                                        (Dollars in Thousands)
Securities available for
 sale:
 FHLMC Stock                     $  -         - %   $   433         - %
Securities held to
 maturity:
  U.S. government and
   agency securities                -         -       4,000      5.81
  Mortgage-backed securities      596      6.50         665      6.60
Other:
  Interest-earning
   balances in other banks          -         -       7,714      5.48
  Federal Home Loan Bank
   stock                          143      7.25         143      7.25
                                 ----      ----      -------     ----
        Total                    $739      6.65%     $12,956     5.48%
                                 ====      ====      =======     ====

Sources of Funds

     General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, interest payments, investment income and principal repayments, interest from its own interest-earning deposits, interest income and advances from the FHLB of Atlanta and otherwise from its operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

     Deposits.   The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers passbook savings accounts, statement savings accounts, negotiable order of withdrawal accounts, money market deposit accounts, non-interest-bearing accounts, and fixed interest rate certificates with varying maturities. At June 30, 1998, 71.91% of the Bank's deposits consisted of certificate accounts, 23.01% consisted of passbook savings accounts and 0.60% consisted of money market deposit accounts. Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors, including the restructuring of the thrift industry. The Bank's savings deposits traditionally have been obtained primarily from its primary market area. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print, television and radio media advertising and direct mailings. The Bank does not advertise for deposits outside of its local market area or utilize the services of deposit brokers.

     The following table sets forth certain other information regarding the Bank's savings deposits at the dates indicated.

                                        At June 30, 1998              At June 30, 1997
                                -----------------------------------------------------------------
                                         Weighted                        Weighted
                                          Average     % of                Average         % of
                                Amount     Rate     Deposits    Amount     Rate         Deposits
                                -------  ---------  ---------   -------  ---------  --------------
                                                      (Dollars in Thousands)
Demand accounts:
  Passbook savings              $ 3,552     3.25%      23.07%  $ 3,673      3.25%       21.96%
  Money market deposit
   accounts                          93     2.92         .60       105      3.10         0.63
                                -------     ----       -----   -------      ----       ------
                                  3,645     3.24       23.67     3,778      3.24        22.59
Certificate of accounts with
  original maturities of:
      6 months                    3,334     5.05       21.66     4,372      5.08        26.14
     12 months                    1,511     5.04        9.81     2,414      5.15        14.43
     14, 18, 30 and 36
      months                      6,906     5.62       44.86     6,163      5.74        36.84
                                -------     ----       -----   -------      ----       ------
   Total certificates            11,751     5.38       76.33    12,949      5.41        77.41
                                -------     ----       -----   -------      ----       ------
    Total deposits              $15,396     4.88%        100%  $16,727      4.92%      100.00%
                                =======     ====       =====   =======      ====       ======

     The following table presents the maturities and weighted average rates paid on all certificates of deposit as of June 30, 1998.

                                                            Amount Due During the Year Ending June 30,
                             ----------------------------------------------------------------------------------------------
                                  1999                2000                 2001           Thereafter            Total
                             -----------------   ----------------   ----------------   ----------------   -----------------
                                      Weighted           Weighted           Weighted           Weighted            Weighted
                             Amount     Rate     Amount    Rate     Amount    Rate     Amount    Rate     Amount     Rate
                             -------  --------   ------  --------   ------  --------   ------  --------   -------  --------
                                                                      (Dollars in Thousands)

Certificates of
 $100,000 or more            $ 1,048    5.99%    $   -        -  %   $  -     -  %     $  -       - %     $ 1,048    5.99%
                                                                                          -

Certificates of less
 than $100,000                 9,517    5.27%     1,112    5.59%       74    5.89%        -       -        10,703    5.32
                             -------    ----     ------    ----       ---    ----      ----     ----      -------    ----
     Total                   $10,565    5.34%    $1,112    5.59%      $74    5.89%     $  -       -       $11,751    5.38%
                             =======    ====     ======    ====       ===    ====      ====     ====      =======    ====

     As of June 30, 1998, the aggregate amount of time certificates of deposit in amounts greater than or equal to $100,000 outstanding was approximately $1.05 million. The following table presents the maturity of these time certificates of deposit at such date.

                                         At
                                   June 30, 1998
                                   --------------
                                   (In Thousands)
6 Months or less                       $  665
Over 6 months through 12 months           383
Over 12 months                              -
                                       ------

     Total                             $1,048
                                       ======

     Borrowings.   The Bank's principal available source of long-term borrowings are advances from the FHLB of Atlanta. The FHLB system functions in a reserve credit capacity for savings institutions. As a member, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB of Atlanta's assessment of the institution's creditworthiness. The Bank has had no borrowings outstanding from the FHLB of Atlanta since 1987 and has no immediate plans to seek any advances from the FHLB of Atlanta.

Subsidiaries

     As a North Carolina-chartered savings bank, the Bank is able to invest up to 10% of its total assets in subsidiary service corporations. The Bank has no subsidiaries.


Competition

     The Bank is the only financial institution headquartered in Anson County and has operated there for more than 100 years. It faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions, brokerage firms and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. As of June 30, 1998, there were four FDIC-insured depository institutions with nine offices in Anson County, North Carolina. Based upon 1997 comparative data, the Bank had 10.9% and 8.3% of the federally insured deposits in Wadesboro and Anson County, respectively.

     The Bank has also faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

     The Bank experiences strong competition for real estate loans from other savings institutions, commercial banks, and mortgage banking companies. The Bank competes for loans primarily through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers, and its more flexible underwriting standards. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

     The Bank has also faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

     The Bank experiences strong competition for real estate loans from other savings institutions, commercial banks, and mortgage banking companies. The Bank competes for loans primarily through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers, and its more flexible underwriting standards. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

Regulation of the Company

     Bank holding companies and state savings banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company and the Bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.

     General. The Company was organized for the purpose of acquiring and holding all of the capital stock of the Bank to be issued in the Conversion. As a savings bank holding company subject to the Bank Holding Company Act of 1956, as amended ("BHCA"), the Company is subject to certain regulations of the Federal Reserve. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.
The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve.

     Additionally, the BHCA prohibits the Company from engaging in, or acquiring ownership or control of, more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto.

     Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the holding company or controls in any manner the election of a majority of the directors of the holding company. Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Exchange Act or the acquiror will be the largest shareholder after the acquisition.

     There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards as of the time the institution fails to comply with such capital restoration plan.

Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

     In addition, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by either the SAIF or the BIF as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

     Federal regulations require that the Company must notify the Federal Reserve Bank of Richmond prior to repurchasing Common Stock in excess of ten percent of its net worth during a rolling twelve month period.

     As a result of the Company's ownership of the Bank, the Company is registered under the savings bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the Administrator.

     Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150 million or more. For bank holding companies with less than $150 million in consolidated assets, the guidelines are applied on a bank-only basis unless the parent bank holding company (i) is engaged in nonbank activity involving significant leverage or (ii) has a significant amount of outstanding debt that is held by the general public.

     Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

     Dividend and Repurchase Limitations. In connection with the Conversion, the Bank has agreed with the FDIC that, during the first three years after consummation of the Conversion, neither the Company nor the Bank will pay any taxable dividend or make any other taxable distribution to its stockholders in excess of their current or retained earnings. Also, the Company and the Bank have agreed to notify the FDIC before making a return of capital during the first three years following the Conversion. The Company must obtain Federal Reserve approval prior to repurchasing Common Stock for in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks; (ii) received a one or two rating in its last examination; and
(iii) is not the subject of any unresolved supervisory issues.

     Although the payment of dividends and repurchase of stock by the Company are subject to the requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the Administrator nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. However, the ability of the Company to pay dividends or repurchase shares may be dependent upon the Company's receipt of dividends from the Bank. The Bank's ability to pay dividends is limited.
See " -- Regulation of the Bank -- Restrictions on Dividends and Other Capital Distributions."

     Capital Maintenance Agreement. In connection with the Administrator's approval of the Company's application to acquire control of the Bank, the Company was required to execute a Capital Maintenance Agreement whereby it has agreed to maintain the Bank's capital in an amount sufficient to enable the Bank to satisfy all regulatory capital requirements.

     Federal Securities Law. The Company has registered its Common Stock with the SEC pursuant to Section 12(g) of the Exchange Act and will not deregister the Common Stock for a period of three years following the completion of the Conversion. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

     The registration under the Securities Act of the Offering of the Common Stock does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company are subject to the resale provisions of Rule 144 under the Securities Act. So long as the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) will be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances. There are currently no demand registration rights outstanding. However, in the event the Company at some future time determines to issue additional shares from its authorized but unissued shares, the Company might offer registration rights to certain of its affiliates who want to sell their shares.

Regulation of the Bank

     General.   Federal and state legislation and regulation have significantly affected the operations of federally insured savings institutions and other federally regulated financial institutions in the past several years and have increased competition among savings institutions, commercial banks and other providers of financial services. In addition, federal legislation has imposed new limitations on investment authority, and higher insurance and examination assessments on savings institutions and has made other changes that may adversely affect the future operations and competitiveness of savings institutions with other financial institutions, including commercial banks and their holding companies. The operations of regulated depository institutions, including the Bank, will continue to be subject to changes in applicable statutes and regulations from time to time.

     The Bank is a North Carolina chartered savings bank, is a member of the FHLB system, and its deposits are insured by the FDIC through the SAIF. It is subject to examination and regulation by the FDIC and the Administrator and to regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities, and general investment authority. Generally, North Carolina state chartered savings banks whose deposits are insured by the SAIF are subject to restrictions with respect to activities and investments, transactions with affiliates and loans-to-one borrower similar to those applicable to SAIF insured savings associations. Such examination and regulation is intended primarily for the protection of depositors and the federal deposit insurance funds.

     The Bank is subject to various regulations promulgated by the Federal Reserve including, without limitation, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation O (Loans to Executive Officers, Directors and Principal Shareholders), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds) and Regulation DD (Truth in Savings). As creditors of loans secured by real property and as owners of real property, financial institutions, including the Bank, may be subject to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property.

     The FDIC has extensive enforcement authority over North Carolina-chartered savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

     The grounds for appointment of a conservator or receiver for a North Carolina savings bank on the basis of an institution's financial condition include: (i) insolvency, in that the assets of the savings bank are less than its liabilities to depositors and others; (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the savings bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

     Transactions with Affiliates. Under current federal law, transactions between the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of the Bank is any company or entity that controls, is controlled by or is under common control with the savings bank. Generally, subsidiaries of a bank, other than a bank subsidiary, and certain other types of companies are not considered to be affiliates. Generally, Sections 23A and 23B (i) limit the extent to which the Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such the Bank's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the Bank or the subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate, the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate, the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person, or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

     Further, current federal law has extended to savings banks the restrictions contained in Section 22(h) of the Federal Reserve Act and its implementing regulations with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who own more than 10% of a savings bank, and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the savings bank's loans-to-one borrower limit as established by federal law and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and stockholders who own more than 10% of a savings bank, and their respective affiliates, unless such loan is approved in advance by a majority of the disinterested directors of the board of directors of the savings bank and the Company. Any "interested" director may not participate in the voting. The Federal Reserve has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of unimpaired capital and unimpaired surplus (up to $500,000). Further, pursuant to Section 22(h) the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and not involve more than the normal risk of repayment or present other unfavorable features. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Deposit Insurance. The Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital ("well capitalized," "adequately capitalized" or "undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. The matrix so created results in nine assessment risk classifications, with rates that, until September 30, 1996, ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk to the SAIF unless effective corrective action is taken.

     Pursuant to the DIF Act, which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

     The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Bank.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Bank.

     Community Reinvestment Act. The Bank, like other financial institutions, is subject to the Community Reinvestment Act, as amended ("CRA"). A purpose of this Act is to encourage financial institutions to help meet the credit needs of its entire community, including the needs of low- and moderate-income neighborhoods. A savings bank is evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the savings bank is given a rating of either "outstanding," "high satisfactory," "low satisfactory," "needs to improve" or "substantial non-compliance." A set of criteria for each rating is included in the regulation. If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantitative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to the service area should be considered. The ratings received under the three tests are used to determine the overall composite CRA rating or "outstanding," "satisfactory," "needs to improve" or "substantial non-compliance."

     During the Bank's last compliance examination, which was performed by the FDIC in June 1977, the Bank received a "satisfactory" rating with respect to CRA compliance. The Bank's rating with respect to CRA compliance would be a factor to be considered by the Federal Reserve and FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and could result in the denial of such applications.

     Capital Requirements Applicable To The Bank. The FDIC requires the Bank to have a minimum leverage ratio of Tier I capital (principally consisting of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, less certain intangible items, goodwill items, identified losses and investments in securities subsidiaries) to total assets of at least 3%; provided, however that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum, with an absolute minimum leverage ratio of not less than 4%. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets, including certain off-balance sheet activities, such as standby letters of credit, of at least 8%. At least half of the total capital is required to be Tier I capital. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments, other debt securities, certain types of preferred stock and a limited amount of loan loss allowance.

     An institution which fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order, and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to 2% or less, the bank may be deemed to be operating in an unsafe or unsound condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placement of the institution in receivership. At June 30, 1998, the Bank had a leverage ratio of 25.48%.

     The Administrator requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement.

     At June 30, 1998, the Bank complied with each of the capital requirements of the FDIC and the Administrator.

     Each federal banking agency was required by law to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. On August 2, 1995, the federal banking agencies issued a joint notice of adoption of final risk-based capital rules to take account of interest rate risk. The final regulation required an assessment of the need for additional capital on a case-by-case basis, considering both the level of measured exposure and qualitative risk factors. The final rule also stated an intent to, in the future, establish an explicit minimum capital charge for interest rate risk based on the level of a bank's measured interest rate risk exposure. The final regulation has not had a material impact on the Bank's capital requirements.

     Effective June 26, 1996, the federal banking agencies issued a joint policy statement announcing the agencies' election not to adopt a standardized measure and explicit capital charge for interest rate risk at that time. Rather, the policy statement (i) identifies the main elements of sound interest rate risk management, (ii) describes prudent principles and practices for each of those elements, and (iii) describes the critical factors affecting the agencies' evaluation of a bank's interest rate risk when making a determination of capital adequacy. The joint policy statement is not expected to have a material impact on the Bank's management of interest rate risk.

     In December 1994, the FDIC adopted a final rule changing its risk-based capital rules to recognize the effect of bilateral netting agreements in reducing the credit risk of two types of financial derivatives - interest and
exchange rate  contracts.   Under the rule, savings banks are permitted to net
positive and negative mark-to-market values of rate contracts with the same counterparty, subject to legally enforceable bilateral netting contracts that meet certain criteria. This represents a change from the prior rules which recognized only a very limited form of netting. The Bank does not anticipate that this rule will have a material effect upon its financial condition or results of operations.

     Loans-To-One-Borrower. The Bank is subject to the Administrator's loans-to-one-borrower limits. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. These limits also authorize savings banks to make loans-to-one-borrower, for any purpose, in an amount not to exceed $500,000. A savings bank also is authorized to make loans-to-one-borrower to develop domestic residential housing units, not to exceed the lesser of $30 million or 30% of the savings bank's net worth, provided that the purchase price of each single-family dwelling in the development does not exceed $500,000 and the aggregate amount of loans made under this authority does not exceed 150% of net worth. These limits also authorize a savings bank to make loans-to-one-borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of net worth.

     As of June 30, 1998, the largest aggregate amount of loans which the Bank had to any one borrower was $250,000. The Bank had no loans outstanding which management believes violate the applicable loans-to-one-borrower limits. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

     Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On June 30, 1998, the Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of $142,600.

     Each FHLB is required to contribute at least 10% of its reserves and undivided profits to fund the principal and a portion of the interest on certain bonds and certain other obligations which are used to fund the resolution of troubled savings association cases, and to transfer a percentage of its annual net earnings to the Affordable Housing Program. These contributions continue to reduce the FHLB of Atlanta's earnings and the Bank's dividends on its FHLB of Atlanta stock.

     Federal Reserve System. Federal Reserve regulations require savings banks, not otherwise exempt from the regulations, to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the Federal Reserve. As of June 30, 1998, the Bank was in compliance with the applicable reserve requirements of the Federal Reserve.

     Restrictions on Acquisitions. Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in FDIC regulations, of a state savings bank without giving at least 60 days' written notice to the FDIC and providing the FDIC an opportunity to disapprove the proposed acquisition. Pursuant to regulations governing acquisitions of control, control of an insured institution is conclusively deemed to have been acquired by, among other things, the acquisition of more than 25% of any class of voting stock. In addition, control is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class of voting stock. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings bank or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisitions of control by such person.

     For three years following completion of the Conversion, North Carolina conversion regulations require the prior written approval of the Administrator before any person may directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10% of any class of an equity security of the Bank. If any person were to so acquire the beneficial ownership of more than 10% of any class of any equity security without prior written approval, the securities beneficially owned in excess of 10% would not be counted as shares entitled to vote and would not be voted or counted as voting shares in connection with any matter submitted to stockholders for a vote. Approval is not required for (i) any offer with a view toward public resale made exclusively to the Bank or its underwriters or the selling group acting on its behalf or (ii) any offer to acquire or acquisition of beneficial ownership of more than 10% of the common stock of the Bank by a corporation whose ownership is or will be substantially the same as the ownership of the Bank, provided that the offer or acquisition is made more than one year following the consummation of the Conversion. The regulation provides that within one year following the Conversion, the Administrator would approve the acquisition of more than 10% of beneficial ownership only to protect the safety and soundness of the institution. During the second and third years after the Conversion, the Administrator may approve such an acquisition upon a finding that (i) the acquisition is necessary to protect the safety and soundness of the Company and the Bank or the Boards of Directors of the Company and the Bank support the acquisition and (iii) the acquiror is of good character and integrity and possesses satisfactory managerial skills, the acquiror will be a source of financial strength to the Company and the Bank and the public interests will not be adversely affected.

     Liquidity. The Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. On June 30, 1998, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 49.96%. At June 30, 1998, the Bank had stable, core-like time deposits of $100,000 or more of approximately $1.05 million.

     Additional Limitations on Activities. FDIC law and regulations generally provide that the Bank may not engage as principal in any type of activity, or in any activity in an amount, not permitted for national banks, or directly acquire or retain any equity investment of a type or in an amount not permitted for national banks. National banks are generally not permitted to hold equity investments other than shares of service corporations and certain federal agency securities. Moreover, the activities in which service corporations are permitted to engage are limited to those of service corporations for national banks. The FDIC has authority to grant exceptions from these prohibitions (other than with respect to non-service corporation equity investments) if it determines no significant risk to the insurance fund is posed by the amount of the investment or the activity to be engaged in and if the Bank is and continues to be in compliance with fully phased-in capital standards.

     Prompt Corrective Regulatory Action. Federal law provides the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the FDIC regulations applicable to the Bank, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth); (B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

     Interstate Banking.   The Riegle-Neal Interstate Banking and Branching
Efficiency Act of 1994 (the "Interstate Banking Act"), effective September 29, 1995, permits adequately capitalized bank and savings bank holding companies to acquire control of banks and savings banks in any state. The states may specifically permit interstate acquisitions prior to September 29, 1995, by enacting legislation that provides for such transactions. North Carolina adopted nationwide reciprocal interstate acquisition legislation in 1994.

     Such interstate acquisitions are subject to certain restrictions. States may require the bank or savings bank being acquired to have been in existence for a certain length of time but not in excess of five years. In addition, no bank or saving bank may acquire more than 10% of the insured deposits in the United States or more than 30% of the insured deposits in any one state, unless the state has specifically legislated a higher deposit cap. States are free to legislate stricter deposit caps.

     The Interstate Banking Act also provides for interstate branching, effective June 1, 1997, allowing interstate branching in all states, provided that a particular state has not specifically denied interstate branching by legislation prior to such time. Unlike interstate acquisitions, a state may deny interstate branching if it specifically elects to do so by June 1, 1997. States may choose to allow interstate branching prior to June 1, 1997 by opting-in to a group of states that permits these transactions. These states generally allow interstate branching via a merger of an out-of-state bank with an in-state bank, or on a de novo basis. North Carolina has enacted legislation permitting branching transactions.

     It is anticipated that the Interstate Banking Act will increase competition within the markets in which the Bank now operates, although the extent to which such competition will increase in such markets or the timing of such increase cannot be predicted.

     Restrictions on Dividends and Other Capital Distributions. A North Carolina chartered stock savings bank may not declare or pay a cash dividend on, or repurchase any of, its capital stock if the effect of such transaction would be to reduce the net worth of the institution to an amount which is less than the minimum amount required by applicable federal and state regulations. In addition, a North Carolina-chartered stock savings bank, for a period of five years after its Conversion from mutual to stock form, must obtain the written approval from the Administrator before declaring or paying a cash dividend on its capital stock in an amount in excess of one-half of the greater of (i) the institution's net income for the most recent fiscal year end, or (ii) the average of the institution's net income after dividends for the most recent fiscal year end and not more than two of the immediately preceding fiscal year ends, if applicable. Under FDIC regulations, no stock repurchases may be made by the savings bank during the first year following a Conversion from mutual to stock, except that stock repurchases of no greater than 5% of the bank's outstanding shares may be repurchased during the first year where compelling and valid business reasons are established to the satisfaction of the FDIC.

     Also, without the prior written approval of the Administrator, a North Carolina-chartered stock savings bank, for a period of five years after its Conversion from mutual to stock form, may not repurchase any of its capital stock. The Administrator will give approval to repurchase only upon a showing that the proposed repurchase will not adversely affect the safety and soundness of the institution.

     In addition, the Bank is not permitted to declare or pay a cash dividend on or repurchase any of its capital stock if the effect thereof would be to cause its net worth to be reduced below the amount required for the liquidation account established in connection with the Bank's Conversion from mutual to stock ownership.

     In connection with the Conversion, the Bank has agreed with the FDIC that, during the first three years after the Conversion, neither the Company nor the Bank will pay any taxable dividend or make any other taxable distribution in excess of their current and retained earnings. The Bank has also agreed to notify the FDIC before making a return of capital during the first three years following the Conversion.

     Other North Carolina Regulations. As a North Carolina chartered savings bank, the Bank derives its authority from, and is regulated by, the Administrator. The Administrator has the right to promulgate rules and regulations necessary for the supervision and regulation of North Carolina savings banks under his jurisdiction and for the protection of the public investing in such institutions. The regulatory authority of the Administrator includes, but is not limited to, the establishment of reserve requirements; the regulation of the payment of dividends; the regulation of stock repurchases, the regulation of incorporators, stockholders, directors, officers and employees; the establishment of permitted types of withdrawable accounts and types of contracts for savings programs, loans and investments; and the regulation of the conduct and management of savings banks, chartering and branching of institutions, mergers, conversions and conflicts of interest. North Carolina law requires that the Bank maintain federal deposit insurance as a condition of doing business.

     The Administrator conducts regular examinations of North Carolina chartered savings banks. The purpose of such examinations is to assure that institutions are being operated in compliance with applicable North Carolina law and regulations and in a safe and sound manner. These examinations are usually conducted on a joint basis with the FDIC. In addition, the Administrator is required to conduct an examination of any institution when he has good reason to believe that the standing and responsibility of the institution is of doubtful character or when he otherwise deems it prudent. The Administrator is empowered to order the revocation of the license of an institution if he finds that it has violated or is in violation of any North Carolina law or regulation and that revocation is necessary in order to preserve the assets of the institution and protect the interests of its depositors. The Administrator has the power to issue cease and desist orders if any person or institution is engaging in, or has engaged in, any unsafe or unsound practice or unfair and discriminatory practice in the conduct of its business or in violation of any other law, rule or regulation.

     A North Carolina chartered savings bank must maintain net worth, computed in accordance with the Administrator's requirements, of 5% of total assets and liquidity of 10% of total assets, as discussed above. Additionally, a North Carolina-chartered savings bank is required to maintain general valuation allowances and specific loss reserves in the same amounts as required by the FDIC.

     Subject to limitation by the Administrator, North Carolina chartered savings banks may make any loan or investment or engage in any activity which is permitted to federally chartered institutions. However, a North Carolina chartered savings bank cannot invest more than 15% of its total assets in business, commercial, corporate and agricultural loans. In addition to such lending authority, North Carolina chartered savings banks are authorized to invest funds, in excess of loan demand, in certain statutorily permitted investments, including but not limited to (i) obligations of the United States, or those guaranteed by it; (ii) obligations of the State of North Carolina;
(iii) bank demand or time deposits; (iv) stock or obligations of the federal deposit insurance fund or a FHLB; (v) savings accounts of any savings institution as approved by the board of directors; and (vi) stock or obligations of any agency of the State of North Carolina or of the United States or of any corporation doing business in North Carolina whose principal business is to make education loans.

     North Carolina law provides a procedure by which savings institutions may consolidate or merge, subject to approval of the Administrator. The approval is conditioned upon findings by the Administrator that, among other things, such merger or consolidation will promote the best interests of the members or stockholders of the merging institutions. North Carolina law also provides for simultaneous mergers and conversions and for supervisory mergers conducted by the Administrator.

     Future Requirements. Statutes and regulations are regularly introduced which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions. It cannot be predicted whether or what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

ITEM 2.   DESCRIPTION OF PROPERTY

     The following table sets forth the location of the Bank's principal office in Wadesboro and North Carolina, as well as certain other information relating to that office as of June 30, 1998. The Bank owns the Wadesboro office.

                                        Net Book Value     Deposits
           Address                       of Property    (In Thousands)
           -------                      --------------  --------------

211 South Greene Street                     $202,331        $15,440
P.O. Box 249
Wadesboro, North Carolina 28170-0249

     The Bank's management considers the property to be in good condition and is of the opinion that it is adequately covered by insurance. The total net book value of the Bank's furniture, fixtures and equipment on June 30, 1998 was $5,334. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank in an effort to recover its investment. As of June 30, 1998, the Bank had no recorded real estate acquired in settlement of loans.


ITEM 3.   LEGAL PROCEEDINGS

     In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders during the quarter ended June 30, 1998. On June 12, 1998, the members of the Bank voted to approve the conversion of the Bank from a mutual institution to a stock-owned institution.


                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     See the information under the section captioned "Common Stock Information" on the inside back cover of the Company's 1998 Annual Report, which section is incorporated herein by reference. See "Item 1. DESCRIPTION OF BUSINESS-- Regulation of the Bank--Restrictions on Dividends and Other Capital Distributions" above for regulatory restrictions which limit the ability of the Bank to pay dividends to the Company.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     See the information set forth under Item I above and the information set forth under the section captioned "Management's Discussion and Analysis" on pages 3 through 11 in the Company's 1998 Annual Report, which section is incorporated herein by reference.

ITEM 7.   FINANCIAL STATEMENTS

     The consolidated financial statements of the Company set forth on pages 12 through 33 in the Company's 1998 Annual Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

     The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned "Proposal 1 - Election of Directors" beginning on page 4 of the Proxy Statement and "Executive Officers" on page 6 of the Proxy Statement, which sections are incorporated herein by reference.

     The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" set forth on page 4 of the Proxy Statement, which is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the sections captioned "Proposal 1 - Election of Directors - Directors Compensation" on page 6 and " - Management Compensation" on pages 6 through 7 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners" on pages 2 through 3 of the Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no reportable transactions during the two most recent fiscal years nor are any reportable transactions proposed as of the date of this Form 10-KSB.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

13(a)     Exhibits

  (3)(i) Certificate of Incorporation, incorporated herein by reference to Exhibit (3)(i) to the Registration Statement on Form S-1, Registration No. 333-47963, dated March 13, 1998, as amended by Pre-Effective Amendment No. 1, dated May 8, 1998 and Pre-Effective Amendment No. 2, dated May 8, 1998.

  (3)(ii) Bylaws, incorporated herein by reference to Exhibit (3)(ii) to the Registration Statement on Form S-1, Registration No. 333-47963, dated March 13, 1998, as amended by Pre-Effective Amendment No. 1, dated May 8, 1998 and Pre-Effective Amendment No. 2, dated May 8, 1998.

  (4)      Specimen Stock Certificate incorporated herein by reference to
           Exhibit 4 to the Registration Statement on Form S-1, Registration No. 333-47963 dated March 13, 1998, as amended by Pre-Effective Amendment No. 1, dated May 8, 1998 and Pre-Effective Amendment No. 2, dated May 8, 1998.

  10(a)    Employment Agreement with Eugene M. Ward

  10(b)    Severance Agreement

  (11)     Statement Regarding Computation of Per Share Earnings

  (13)     Portions of 1998 Annual Report to Stockholders

  (21)     See Item 1.  Description of Business for discussion of subsidiaries

  (27)     Financial Data Schedule

(13)(b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ANSON BANCORP, INC.

Date: September 25, 1998            By:  /s/ Eugene M. Ward
                                         ---------------------------------------
                                         Eugene M. Ward
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                    Signatures                                 Title                           Date
                    ----------                                 -----                           ----
/s/ Eugene M. Ward                                  Director, President and Chief       September 25, 1998
--------------------------------------------------  Executive Officer (Principal
Eugene M. Ward                                      Executive Officer)


/s/ Nancy H. Allen                                  Treasurer (Principal Financial      September 25, 1998
--------------------------------------------------  and Accounting Officer)
Nancy H. Allen


/s/ Preston A. Burns                                Chairman of the Board               September 25, 1998
--------------------------------------------------
 Preston A. Burns


/s/ John J. Crawford                                Director                            September 25, 1998
--------------------------------------------------
John J. Crawford

/s/ W. Kenneth Huntley                              Director                            September 25, 1998
--------------------------------------------------
W. Kenneth Huntley

/s/ Emmett S. Patterson                             Director                            September 25, 1998
--------------------------------------------------
Emmett S. Patterson

/s/ John R. Potter                                  Director                            September 25, 1998
--------------------------------------------------
John R. Potter

/s/ H. Patrick Taylor, Jr.                          Director                            September 25, 1998
--------------------------------------------------
H. Patrick Taylor, Jr.

                               INDEX TO EXHIBITS


Exhibit No.                   Description

10(a)     Employment Agreement with Eugene M. Ward

10(b)     Severance Plan

11        Statement Regarding Computation of Per Share Earnings

13        Portions of the 1998 Annual Report to Stockholders

27        Financial Data Schedule