Form 10-Q
period 1998-09-30
ANSON BANCORP INC
filed 1998-11-12
CIK 1056672

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 25049

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    September 30, 1998
                                    ----------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

             Commission File Number ______________________________

                              Anson Bancorp, Inc.
                              -------------------
       (Exact name of small business issuer as specified in its charter)

             North Carolina                               56-2073894
             --------------                               ----------
     (State or other jurisdiction of         (I.R.S. Employer Identification
     incorporation or organization)                        No.)

                  211 South Greene Street/Post Office Box 249
                        Wadesboro, North Carolina 28170
                        -------------------------------
              (Address of principal executive office) (Zip code)

                                (704) 694-2122
                                --------------
                          (Issuers telephone number)


                                      N/A
                                      ---
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
  X    No
-----    -----

As of June 19, 1998 there were issued and outstanding 585,124 shares of the Registrant's common stock, no par value

Transitional Small Business Disclosure Format:  Yes       No   X
                                                    -----    -----

                      ANSON BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


                                   CONTENTS

                                                                            PAGE
PART 1.   FINANCIAL STATEMENTS

    Item 1. Financial Statements

       Condensed statements of financial condition at June 30, 1998
          and September 30, 1998 (unaudited)................................   1

       Condensed statements of income for the three months ended
          September 30, 1997 and 1998 (unaudited)...........................   2

       Condensed statements of cash flows for the three months ended
          September 30, 1997 and 1998 (unaudited)...........................   3

       Notes to condensed financial statements (unaudited)..................   4

    Item 2. Management's Discussion and Analysis of Financial Condition and
          and Results of Operations.........................................   6


PART II.     OTHER INFORMATION

    Item 1.      Legal Proceedings..........................................   9
    Item 2.      Changes in Securities......................................   9
    Item 3.      Defaults upon Senior Securities............................   9
    Item 4.      Submission of Matters to a Vote of Security Holders........   9
    Item 5.      Other Information..........................................   9
    Item 6.      Exhibits and Reports on Form 8-K...........................   9

SIGNATURES..................................................................  10

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

                      ANSON BANCORP, INC. AND SUBSIDIARY
            CONDENSED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

--------------------------------------------------------------------------------

                                                                    June 30,    September 30,
                                                                  ------------  --------------
                                                                      1998           1998
                                                                  ------------  --------------
                                                                    (Note 2)     (Unaudited)
ASSETS
 Cash and cash equivalents, including federal funds sold          $ 6,433,565     $ 5,977,372
 Securities held to maturity, at amortized cost                     6,307,425       6,308,465
 Securities available for sale, at fair  value                        433,000         459,081
 Loans receivable, net                                             11,515,484      11,671,639
 Accrued interest receivable                                          100,158         162,174
 Property and equipment, net                                          207,665         223,571
 Prepaid expenses and other assets                                     68,985          67,178
                                                                  -----------     -----------

     Total assets                                                 $25,066,282     $24,869,480
                                                                  ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES
  Deposits                                                        $15,439,963     $15,270,634
  Accounts payable and accrued expenses                               133,066          31,053
  Deferred income taxes                                               111,000         119,000
                                                                  -----------     -----------

     Total liabilities                                             15,684,029      15,420,687
                                                                  -----------     -----------

 STOCKHOLDERS' EQUITY
  Capital stock                                                     5,424,815       5,424,815
  Unrealized gain on securities available for sale, net of tax        279,430         295,760
  Retained earnings, substantially restricted                       3,678,008       3,728,218
                                                                  -----------     -----------

     Total stockholders' equity                                     9,382,253       9,448,793
                                                                  -----------     -----------

     Total liabilities and stockholders' equity                   $25,066,282     $24,869,480
                                                                  ===========     ===========

                  See Notes to Condensed Financial Statements.

                      ANSON BANCORP, INC. AND SUBSIDIARY
                  CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                          FOR THE THREE MONTHS ENDED

--------------------------------------------------------------------------------

                                                               September 30,
                                                            --------------------
                                                               1997      1998
                                                            ---------  ---------
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans                                $237,624     $233,887
 Interest on investments and deposits in other banks        121,443      174,652
                                                           --------     --------

    Total interest and dividend income                      359,067      408,539

INTEREST EXPENSE ON DEPOSITS                                207,542      186,024
                                                           --------     --------

    Net interest income                                     151,525      222,515

PROVISION FOR LOAN LOSSES                                         -        2,000
                                                           --------     --------

    Net interest income after provision for loan losses     151,525      220,515

NONINTEREST INCOME                                            3,732        2,270

NONINTEREST EXPENSE
 Compensation and employee benefits                          72,211       81,452
 Federal insurance premiums                                   2,602        2,575
 Data processing                                              8,197        7,758
 Legal and professional fees                                    675       30,041
 Examinations and audit                                       7,910        7,836
 Occupancy including depreciation                             5,521        5,490
 Other                                                       15,908       28,423
                                                           --------     --------

  Total noninterest expense                                 113,024      163,575
                                                           --------     --------

    Income before income taxes                               42,233       59,210

INCOME TAXES                                                  7,000        9,000
                                                           --------     --------

    Net income                                             $ 35,233     $ 50,210
                                                           ========     ========


Basic earnings per share  (Note 3)                         $    N/A         $.09
                                                           ========     ========

Diluted earnings per share (Note 3)                        $    N/A         $.09
                                                           ========     ========

Dividends per share                                        $      0     $      0
                                                           ========     ========

                  See Notes to Condensed Financial Statements.

                       ANSON BANCORP, INC. AND SUBSIDIARY
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          FOR THE THREE MONTHS ENDED
--------------------------------------------------------------------------------

                                                                      September 30,
                                                                  ------------------------
                                                                     1997         1998
                                                                  -----------  -----------
OPERATING ACTIVITIES
 Net income                                                       $   35,233   $   50,210
 Adjustments to reconcile net income to net cash provided
 by (used for) operating activities
  Provision for loan losses                                                -        2,000
  Provision for depreciation                                           3,090        3,090
  Deferred income taxes                                               (1,040)       1,863
  Changes in operating assets and liabilities
    Accrued interest receivable                                      (10,226)     (62,016)
    Prepaid expenses and other assets                                (47,298)      (1,807)
    Accounts payable and accrued expenses                            (11,761)    (102,013)
                                                                  ----------   ----------

       Net cash used for operating activities                        (32,002)    (108,673)

INVESTING ACTIVITIES
 Investment in property and equipment                                      -      (18,996)
 Net decrease (increase) in loans receivable                          25,021     (158,155)
 Net decrease (increase) in investments held to maturity           1,035,945       (1,040)
                                                                  ----------   ----------

       Net cash provided by (used for) investing activities        1,060,966     (178,191)

FINANCING ACTIVITIES
 Net decrease in savings deposits                                   (177,812)    (169,329)
                                                                  ----------   ----------

       Net increase (decrease) in cash and cash
        equivalents                                                  851,152     (456,193)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     4,640,610    6,433,565
                                                                  ----------   ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $5,491,762   $5,977,372
                                                                  ==========   ==========

                  See Notes to Condensed Financial Statements.

                              ANSON BANCORP, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS

     Anson Bancorp, Inc. (the "Company") was incorporated under the laws of the State of North Carolina for the purpose of becoming the bank holding company of Anson Savings Bank, Inc. (the "Bank" or "Anson Savings Bank") in connection with the Bank's conversion from a state chartered savings bank to a state chartered stock savings bank, pursuant to its amended and restated Plan of Conversion. The Company was organized in 1998 to acquire all of the common stock of Anson Savings Bank, S.S.B. upon its conversion to stock form and the Company has no operations and conducts no business other than owning the Bank and investing its portion of the net proceeds received in the Conversion.

     The principal business of the Bank is accepting deposits from the general public and using those deposits and other sources of funds to make loans secured by real estate and other forms of collateral located in the Bank's primary market area of Anson County in North Carolina.

     Anson Savings Bank's results of operations depend primarily on its net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. The Bank's operations are also affected by noninterest income, such as miscellaneous income from loans, and other sources of revenue. The Bank's principal operating expenses, aside from interest expense, consist of compensation and associated benefits, federal deposit insurance premiums, occupancy costs, furniture and fixture expense, data processing charges, professional fees and other general and administrative expenses.


NOTE 2 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements (except for the Condensed consolidated statement of financial condition at June 30, 1998, which has been taken from the audited financial statements at that date) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The Company was not an operating company and did not engage in any significant business until June 1998. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results of operations that may be expected for the year ended June 30, 1999. The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the 1998 annual report of the Company.


NOTE 3 - EARNINGS PER SHARE

     Earnings per share are not applicable for the three months ended September 30, 1997 as Anson Savings Bank did not complete its conversion to stock form until June 1998. Basic earnings per share for the three months ended September 30, 1998 is based on unaudited net income earned divided by the weighted average number of shares outstanding during the period. During the period reported there were no dilutive securities outstanding, therefore, basic and diluted earnings per share are the same.

                              ANSON BANCORP, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 4 - SUBSEQUENT EVENT AND PLAN OF CONVERSION

     On June 19, 1998, pursuant to a plan of conversion which was approved by its members and regulators, Anson Savings Bank converted from a state chartered mutual savings bank to a state chartered stock savings bank and became a wholly owned subsidiary of Anson Bancorp, Inc. (the Company). Anson Bancorp, Inc. was formed to acquire all of the common stock of Anson Savings Bank upon its conversion to stock form. The closing of the offering occurred on June 19, 1998 and resulted in the issuance of 585,124 shares of common stock at a price of $10 per share for proceeds of $5,424,815 (net of $426,425 in offering costs). The Company transferred $2,712,408 of the net proceeds to Anson Savings Bank for purchase of all of the common stock of the Bank.


NOTE 5 - YEAR 2000

      The Bank recognizes that there is a business risk in computerized systems as the calendar rolls over into the next century. The Federal Financial Institutions Examination Council (FFIEC) issued an interagency statement on May 5, 1997 outlining five phases for institutions to effectively manage the Year 2000 challenge. The phases were: Awareness, Assessment, Renovation, Validation, and Implementation. The FFIEC encouraged institutions to have all critical applications identified and priorities set by September 30, 1997 and to have renovation work largely completed and testing well underway by December 31, 1998. The Bank has an ongoing program designed to ensure that its operational and financial systems will not be adversely affected by Year 2000 software failures, due to processing errors arising from calculations using the Year 2000 date. The Board of Directors and management of the Bank have established Year 2000 compliance as a strategic initiative. While the Bank believes that it has available resources to assure Year 2000 compliance, it is to some extent dependent on vendor cooperation. At the present time, the Bank expects its most critical application software vendor to have all of its systems in compliance by December 31, 1998. The Bank expects to install the necessary software releases in 1998 and have testing of such systems substantially completed by December 31, 1998 and have any problems reconciled by June 30, 1999.

     At this time, the Bank has not fully determined the cost of making modifications to correct any Year 2000 problems; however, equipment and software expenses are not expected to materially differ from past results. The Bank routinely upgrades and purchases technologically advanced software and hardware on a continual basis and expects to specifically evaluate and test such purchases for Year 2000 compliance.

                              ANSON BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND JUNE 30, 1998

     Total assets amounted to $24.87 million at September 30, 1998, compared to $25.07 million at June 30, 1998. The decrease from June 30, 1998 to September 30, 1998 is primarily attributed to the decrease in deposits. Accounts payable have decreased approximately $100,000 from June 30, 1998 to September 30, 1998. This decrease is due primarily to expenses accrued and subsequently paid related to the Bank's conversion to a state chartered stock savings bank during the period ended June 30, 1998.

     The principal category of earnings assets is loans receivable which amounted to $11.67 million and $11.52 million at September 30, 1998 and June 30, 1998, respectively. Loan originations for the three months ended September 30, 1998 totaled $840,000 and were funded by loan principal repayments of $700,000 as the loan portfolio increased by approximately $156,000. Loan originations for the year ended June 30, 1998 totaled $2.92 million and principal repayments for 1998 totaled $2.82 million. The Bank maintains underwriting and credit standards designed to maintain the quality of the loan portfolio. Nonperforming loans at September 30, 1998 and June 30, 1998 totaled $129,000 and $179,000, respectively, and were 1.11% and 1.55% of total loans, respectively.

     In addition to loans, the Company invests in U.S. Treasury and Government agency securities. Management does not engage in the practice of trading securities, rather, the Company's investment portfolio consists primarily of investments designated and held to maturity. Investment securities, including interest-bearing deposits and FHLB stock, at September 30, 1998 and June 30, 1998, totaled $13.01 million and $12.95 million, respectively. The increase in investments and loans is primarily attributed to the increase in current period income.

     The Bank has experienced some decrease in savings deposits. At September 30, 1998, Anson's deposits decreased approximately $169,000 compared to June 30, 1998. Anson has priced its deposits in a fashion to be at or near the top of the market because of its dependence on the local market for funds availability.

     The Company's equity, which consists entirely of retained earnings, capital stock and unrealized gains on securities available for sale, net of tax, amounted to $9.44 million and $9.38 million at September 30, 1998 and June 30, 1998, respectively. The Bank has classified a portion of its investments as available for sale which requires reporting such investments at fair market value with unrealized gains or losses, net of tax, shown as a separate component of equity. The equity component for net unrealized gains at September 30, 1998 and June 30, 1998 amounted to $295,000 and $279,000, respectively.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     NET INCOME. The Company's net income for the three months ended September 30, 1998 and 1997 was $50,000 and $35,000, respectively. The increase in net income was primarily due to the increase in investments and the increase in capital from the sale of stock.

     NET INTEREST INCOME. Net interest income has increased by 46% to $220,000 for the three months ended September 30, 1998 from $151,000 for the three months ended September 30, 1997. This increase is due primarily to an increase in investment income from the capital raised from the sale of stock.

     NONINTEREST INCOME. Noninterest income consists primarily of fees related to safe deposit boxes and other miscellaneous income and amounted to $3,700 and $2,300 for the three months ended September 30, 1998 and 1997, respectively.

                              ANSON BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     NONINTEREST EXPENSE. Noninterest expense consisted primarily of operating expenses for compensation and employee benefits, occupancy, legal and professional fees, federal deposit insurance premiums, data processing charges and other operating expenses. Noninterest expense increased to $163,000 from $113,000 for the three months ended September 30, 1998 and 1997, respectively. This increase is primarily due to the costs associated with operating as a public company. The Bank anticipates that its noninterest expense may continue to increase in the future because of costs associated with compensation, costs associated with operating as a publicly held company, and with purchasing the computer equipment necessary for year 2000 compliance.

     INCOME TAXES. Income tax expense was $9,000 and $7,000 for the three month periods ended September 30, 1998 and 1997, respectively. The fluctuations were primarily attributable to corresponding fluctuations in income before income taxes.


CAPITAL RESOURCES AND LIQUIDITY

     The term "liquidity" generally refers to an organization's ability to generate adequate amounts of funds to meet its needs for cash. More specifically for financial institutions, liquidity ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses and provide funds for debt service, dividends to stockholders and other institutional commitments. Funds are primarily provided through the sale or maturity of investments, the ability to raise equity capital, or maintenance of shorter-term interest-bearing deposits.

     As a state chartered stock savings bank, Anson Savings Bank must maintain liquidity in the form of cash and cash equivalents and investment securities, including mortgage-backed securities, equal to at least 10% of total assets. The Bank's liquidity ratio at September 30, 1998 was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, deposit withdrawals and other cash requirements.


YEAR 2000

     The Bank recognizes that there is a business risk in computerized systems as the calendar rolls over into the next century. The Federal Financial Institutions Examination Council (FFIEC) issued an interagency statement on May 5, 1997 outlining five phases for institutions to effectively manage the Year 2000 challenge. The phases were: Awareness, Assessment, Renovation, Validation, and, Implementation. The FFIEC encouraged institutions to have all critical applications identified and priorities set by September 30, 1997 and to have renovation work largely completed and testing well underway by September 30, 1998. The Bank has an ongoing program designed to ensure that its operational and financial systems will not be adversely affected by Year 2000 software failures, due to processing errors arising from calculations using the Year 2000 date. The Bank's vaults are mechanical and are not subject to time or calendar failure. The Board of Directors and management of the Bank have established Year 2000 compliance as a strategic initiative. While the Bank believes that it has available resources to assure Year 2000 compliance, it is to some extent dependent on vendor cooperation. At the present time, the Bank expects its most critical application software vendor to have all of its systems in compliance by December 31, 1998. The Bank expects to install the necessary software releases in 1998, have testing of such systems substantially completed by December 31, 1998 and have any problems reconciled by June 30, 1999.

                              ANSON BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     At this time, the Bank has not fully determined the cost of making modifications to correct any Year 2000 problems; however, equipment and software expenses are not expected to materially differ from past results. The Bank routinely upgrades and purchases technologically advanced software and hardware on a continual basis and expects to specifically evaluate and test such purchases for Year 2000 compliance.

     The Bank's loan portfolio consists primarily of residential mortgage loans to individuals. These individuals generally are not affected by Year 2000 failures. The Bank currently makes very few commercial loans. If the Bank increases its commercial loan portfolio, the Bank's Board of Directors would amend its underwriting policies to address loan payment problems associated with a borrower as a result of a disruption in income or a commercial borrower's inability to make a timely payment.

                              ANSON BANCORP, INC.
                          PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

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

          a) Exhibit (27) - Financial Data Schedule

          b) Not applicable

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ANSON BANCORP, INC.


Dated: November 11, 1998                 By:  /s/ Eugene M. Ward
       -----------------------                --------------------------
                                              Eugene M. Ward
                                              President

Dated: November 11, 1998                 By:  /s/ Nancy H. Allen
       -----------------------                --------------------------
                                              Nancy H. Allen
                                              Treasurer and Assistance Secretary