Form 10QSB
period 1998-12-28
ANSON BANCORP INC
filed 1999-02-12
CIK 1056672

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 25049


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED  DECEMBER 31, 1998
                                   ---------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                     COMMISSION FILE NUMBER _____________

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
YES  X  NO
    ---    ---

AS OF JUNE 19, 1998 THERE WERE ISSUED AND OUTSTANDING 585,124 SHARES OF THE REGISTRANT'S COMMON STOCK, NO PAR VALUE

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  YES     NO  X
                                                    ---    ---

                       ANSON BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------

                                    CONTENTS


                                                                            Page
PART 1. FINANCIAL STATEMENTS

  Item 1. Financial Statements

     Condensed statements of financial condition at June 30, 1998 and December 31, 1998 (unaudited)....................................1

     Condensed statements of income for the three months ended
        December 31, 1997 and 1998 (unaudited)...............................2

     Condensed statements of income for the six months ended
        December 31, 1997 and 1998 (unaudited)...............................3

     Condensed statements of cash flows for the six months ended
        December 31, 1997 and 1998 (unaudited)...............................4

     Notes to condensed financial statements (unaudited).....................5

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................7


PART II.   OTHER INFORMATION

  Item 1. Legal Proceedings..................................................10
  Item 2. Changes in Securities..............................................10
  Item 3. Defaults upon Senior Securities....................................10
  Item 4. Submission of Matters to a Vote of Security Holders................10
  Item 5. Other Information..................................................10
  Item 6. Exhibits and Reports on Form 8-K...................................10

SIGNATURES...................................................................11

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

                      ANSON BANCORP, INC. AND SUBSIDIARY
            CONDENSED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
-------------------------------------------------------------------------------

                                                                    June 30,    December 31,
                                                                  ------------  -------------
                                                                      1998          1998
                                                                  ------------  -------------
                                                                    (Note 2)     (Unaudited)
ASSETS
 Cash and cash equivalents, including federal funds sold          $ 6,433,565    $ 4,021,464
 Securities held to maturity, at amortized cost                     6,307,425      8,394,924
 Securities available for sale, at fair value                         433,000        585,000
 Loans receivable, net                                             11,515,484     11,467,348
 Accrued interest receivable                                          100,158         98,582
 Property and equipment, net                                          207,665        274,887
 Prepaid expenses and other assets                                     68,985         85,753
                                                                  -----------    -----------

     Total assets                                                 $25,066,282    $24,927,958
                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES
  Deposits                                                        $15,439,963    $15,146,690
  Accounts payable and accrued expenses                               133,066         49,522
  Deferred income taxes                                               111,000        162,430
                                                                  -----------    -----------

     Total liabilities                                             15,684,029     15,358,642
                                                                  -----------    -----------

 STOCKHOLDERS' EQUITY
  Capital stock                                                     5,424,815      5,424,815
  Unrealized gain on securities available for sale, net of tax        279,430        380,000
  Retained earnings, substantially restricted                       3,678,008      3,764,501
                                                                  -----------    -----------

     Total stockholders' equity                                     9,382,253      9,569,316
                                                                  -----------    -----------

     Total liabilities and stockholders' equity                   $25,066,282    $24,927,958
                                                                  ===========    ===========

                 See Notes to Condensed Financial Statements.

                      ANSON BANCORP, INC. AND SUBSIDIARY
                  CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                           For the three months ended
--------------------------------------------------------------------------------

                                                              December 31,
                                                           ------------------
                                                             1997      1998
                                                           --------  --------
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans                                $237,759  $228,015
 Interest on investments and deposits in other banks        121,304   161,793
                                                           --------  --------

    Total interest and dividend income                      359,063   389,808

INTEREST EXPENSE ON DEPOSITS                                204,324   184,959
                                                           --------  --------

    Net interest income                                     154,739   204,849

PROVISION FOR LOAN LOSSES                                         -         -
                                                           --------  --------

    Net interest income after provision for loan losses     154,739   204,849

NONINTEREST INCOME                                              537       116

NONINTEREST EXPENSE
 Compensation and employee benefits                          61,974    77,696
 Federal insurance premiums                                   2,626     2,224
 Data processing                                              7,649    10,103
 Legal and professional fees                                  8,055     7,326
 Examinations and audit                                           -     7,835
 Occupancy including depreciation                             4,959     4,983
 Other                                                       33,267    38,515
                                                           --------  --------

  Total noninterest expense                                 118,530   148,682
                                                           --------  --------

    Income before income taxes                               36,746    56,283

INCOME TAXES                                                  9,984    20,000
                                                           --------  --------

    Net income                                             $ 26,762  $ 36,283
                                                           ========  ========


Basic earnings per share (Note 3)                          $    N/A  $    .06
                                                           ========  ========

Diluted earnings per share (Note 3)                        $    N/A  $    .06
                                                           ========  ========

Dividends per share                                        $      0  $      0
                                                           ========  ========


                  See Notes to Condensed Financial Statements.

                      ANSON BANCORP, INC. AND SUBSIDIARY
                  CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                           For the six months ended
--------------------------------------------------------------------------------

                                                              December 31,
                                                           ------------------
                                                             1997      1998
                                                           --------  --------
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans                                $475,383  $461,902
 Interest on investments and deposits in other banks        242,747   336,445
                                                           --------  --------

    Total interest and dividend income                      718,130   798,347

INTEREST EXPENSE ON DEPOSITS                                411,866   370,983
                                                           --------  --------

    Net interest income                                     306,264   427,364

PROVISION FOR LOAN LOSSES                                         -     2,000
                                                           --------  --------

    Net interest income after provision for loan losses     306,264   425,364

NONINTEREST INCOME                                            4,269     2,386

NONINTEREST EXPENSE
 Compensation and employee benefits                         134,185   159,148
 Federal insurance premiums                                   5,228     4,799
 Data processing                                             15,846    17,861
 Legal and professional fees                                  8,730    37,367
 Examinations and audit                                       7,910    15,671
 Occupancy including depreciation                            10,480    10,473
 Other                                                       49,175    66,938
                                                           --------  --------

  Total noninterest expense                                 231,554   312,257
                                                           --------  --------

    Income before income taxes                               78,979   115,493

INCOME TAXES                                                 16,984    29,000
                                                           --------  --------

    Net income                                             $ 61,995  $ 86,493
                                                           ========  ========


Basic earnings per share (Note 3)                          $    N/A  $    .15
                                                           ========  ========

Diluted earnings per share (Note 3)                        $    N/A  $    .15
                                                           ========  ========

Dividends per share                                        $      0  $      0
                                                           ========  ========


                  See Notes to Condensed Financial Statements.

                       ANSON BANCORP, INC. AND SUBSIDIARY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            For the six months ended
--------------------------------------------------------------------------------

                                                                       December 31,
                                                                  ------------------------
                                                                      1997        1998
                                                                  -----------  -----------
OPERATING ACTIVITIES
 Net income                                                       $   61,995   $    86,493
 Adjustments to reconcile net income to net cash provided
 by (used for) operating activities
  Provision for loan losses                                                -         2,000
  Provision for depreciation                                           7,230         6,180
  Deferred income taxes                                                    -             -
  Changes in operating assets and liabilities
    Accrued interest receivable                                        7,483         1,576
    Prepaid expenses and other assets                            (    47,738) (     16,768)
    Accounts payable and accrued expenses                             13,123  (     83,544)
                                                                  ----------

       Net cash provided by (used for) operating activities           42,093  (      4,063)

INVESTING ACTIVITIES
 Investment in property and equipment                                      -  (     73,402)
 Net decrease in loans receivable                                     99,714        46,136
 Net increase in investments held to maturity                    (   435,688) (  2,087,499)
                                                                  ----------

       Net cash used for investing activities                    (   335,974) (  2,114,765)

FINANCING ACTIVITIES
 Net decrease in savings deposits                                (   135,404) (    293,273)
                                                                  ----------

       Net decrease in cash and cash equivalents                 (   429,285) (  2,412,101)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     4,640,610     6,433,565
                                                                  ----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $4,211,325   $ 4,021,464
                                                                  ==========   ===========

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


NOTE 2 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements (except for the condensed consolidated statement of financial condition at June 30, 1998, which has been taken from the audited financial statements of the Bank at that date) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The Company was not an operating company and did not engage in any significant business until June 1998. The results of operations for the six months ended December 31, 1998 are not necessarily indicative of the results of operations that may be expected for the year ended June 30, 1999. The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the 1998 annual report of the Company.


NOTE 3 - EARNINGS PER SHARE

     Earnings per share are not applicable for the six months ended December 31, 1997 as Anson Savings Bank did not complete its conversion to stock form until June 1998. Basic earnings per share for the six months ended December 31, 1998 is based on unaudited net income earned divided by the weighted average number of shares outstanding during the period. During the period reported there were no dilutive securities outstanding, therefore, basic and diluted earnings per share are the same.

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


NOTE 5 - YEAR 2000

     The Company recognizes that there is a business risk in computerized systems as the calendar rolls over into the next century. The Federal Financial Institutions Examination Council (FFIEC) issued an interagency statement on May 5, 1997 outlining five phases for institutions to effectively manage the Year 2000 challenge. The phases were: Awareness, Assessment, Renovation, Validation, and Implementation. The FFIEC encouraged institutions to have all critical applications identified and priorities set by December 31, 1997 and to have renovation work largely completed and testing well underway by December 31, 1998. The Company has an ongoing program designed to ensure that its operational and financial systems will not be adversely affected by Year 2000 software failures, due to processing errors arising from calculations using the Year 2000 date. The Board of Directors and management of the Company have established Year 2000 compliance as a strategic initiative. While the Company believes that it has available resources to assure Year 2000 compliance, it is to some extent dependent on vendor cooperation. At the present time, the Company's most critical applications have been updated and installed. Currently, the Company is testing these systems and should have any problems reconciled by June 30, 1999.

     At this time, the Company has not fully determined the cost of making modifications to correct any Year 2000 problems; however, equipment and software expenses are not expected to materially differ from past results. The Company routinely upgrades and purchases technologically advanced software and hardware on a continual basis and expects to specifically evaluate and test such purchases for Year 2000 compliance.

                              ANSON BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1998 AND JUNE 30, 1998

     Total assets amounted to $24.93 million at December 31, 1998, compared to $25.07 million at June 30, 1998. The decrease from June 30, 1998 to December 31, 1998 is primarily attributed to the decrease in deposits. Accounts payable have decreased approximately $85,000 from June 30, 1998 to December 31, 1998. This decrease is due primarily to expenses accrued and subsequently paid related to the Bank's conversion to a state chartered stock savings bank during the period ended June 30, 1998.

     The principal category of earnings assets is loans receivable which amounted to $11.47 million and $11.52 million at December 31, 1998 and June 30, 1998, respectively. Loan originations for the six months ended December 31, 1998 totaled $1.3 million and were funded by loan principal repayments of $1.31 million as the loan portfolio decreased by approximately $50,000. Loan originations for the year ended June 30, 1998 totaled $2.92 million and principal repayments for 1998 totaled $2.82 million. The Bank maintains underwriting and credit standards designed to maintain the quality of the loan portfolio. Nonperforming loans at December 31, 1998 and June 30, 1998 totaled $152,000 and $179,000, respectively, and were 1.33% and 1.55% of total loans, respectively.

     In addition to loans, the Company invests in U.S. Treasury and Government agency securities. Management does not engage in the practice of trading securities, rather, the Company's investment portfolio consists primarily of investments designated and held to maturity. Investment securities, including interest-bearing deposits and Federal Home Loan Bank stock, at December 31, 1998 and June 30, 1998, totaled $12.85 million and $12.95 million, respectively. The decrease in investments and loans is primarily attributed to the decrease in deposits.

     The Bank has experienced some decrease in savings deposits. At December 31, 1998, Anson's deposits decreased approximately $293,000 compared to June 30, 1998. Anson has priced its deposits in a fashion to be at or near the top of the market because of its dependence on the local market for funds availability.

     The Company's equity, which consists entirely of retained earnings, capital stock and unrealized gains on securities available for sale, net of tax, amounted to $9.56 million and $9.38 million at December 31, 1998 and June 30, 1998, respectively. The Bank has classified a portion of its investments as available for sale which requires reporting such investments at fair market value with unrealized gains or losses, net of tax, shown as a separate component of equity. The equity component for net unrealized gains at December 31, 1998 and June 30, 1998 amounted to $380,000 and $279,000, respectively.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

     Net Income. The Company's net income for the three months ended December 31, 1998 and 1997 was approximately $36,000 and $27,000, respectively. The increase in net income was primarily due to the increase in investments and the increase in capital from the sale of stock.

     Net Interest Income. Net interest income has increased by 32% to $205,000 for the three months ended December 31, 1998 from $155,000 for the three months ended December 31, 1997. This increase is due primarily to an increase in investment income from the capital raised from the sale of stock.

     Noninterest Income. Noninterest income consists primarily of fees related to safe deposit boxes and other miscellaneous income and amounted to less than $1,000 for the three months ended December 31, 1998 and 1997, respectively.

                              ANSON BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     Noninterest Expense. Noninterest expense consisted primarily of operating expenses for compensation and employee benefits, occupancy, legal and professional fees, federal deposit insurance premiums, data processing charges and other operating expenses. Noninterest expense increased to approximately $149,000 from $119,000 for the three months ended December 31, 1998 and 1997, respectively. This increase is primarily due to the costs associated with operating as a public company and hiring one additional employee. The Bank anticipates that its noninterest expense may continue to increase in the future because of costs associated with compensation, costs associated with operating as a publicly held company, and with purchasing the computer equipment necessary for Year 2000 compliance.

     Income Taxes. Income tax expense was $20,000 and $10,000 for the three month periods ended December 31, 1998 and 1997, respectively. The fluctuations were primarily attributable to corresponding fluctuations in income before income taxes.


COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

     Net Income. The Company's net income for the six months ended December 31, 1998 and 1997 was approximately $87,000 and $62,000 respectively. The increase in net income was primarily due to the increase in investments and the increase in capital from the sale of stock.

     Net Interest Income. Net interest income has increased by 39% to $425,000 for the six months ended December 31, 1998 from $306,000 for the six months ended December 31, 1997. This increase is due primarily to an increase in investment income from the capital raised from the sale of stock.

     Noninterest Income. Noninterest income consists primarily of fees related to safe deposit boxes and other miscellaneous income and amounted to $2,000 and $4,000 for the six months ended December 31, 1998 and 1997, respectively.

     Noninterest Expense. Noninterest expense consisted primarily of operating expenses for compensation and employee benefits, occupancy, legal and professional fees, federal deposit insurance premiums, data processing charges and other operating expenses. Noninterest expense increased to $312,000 from $232,000 for the six months ended December 31, 1998 and 1997, respectively. This increase is primarily due to the costs associated with operating as a public company and costs associated with one additional employee. The Bank anticipates that its noninterest expense may continue to increase in the future because of costs associated with compensation, costs associated with operating as a publicly held company, and with purchasing the computer equipment necessary for Year 2000 compliance.

     Income Taxes. Income tax expense was $29,000 and $17,000 for the six month periods ended December 31, 1998 and 1997, respectively. The fluctuations were primarily attributable to corresponding fluctuations in income before income taxes.


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

                              ANSON BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     As a state chartered stock savings bank, Anson Savings Bank must maintain liquidity in the form of cash and cash equivalents and investment securities, including mortgage-backed securities, equal to at least 10% of total assets. The Bank's liquidity ratio at December 31, 1998 was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, deposit withdrawals and other cash requirements.


YEAR 2000

     The Company recognizes that there is a business risk in computerized systems as the calendar rolls over into the next century. The Federal Financial Institutions Examination Council (FFIEC) issued an interagency statement on May 5, 1997 outlining five phases for institutions to effectively manage the Year 2000 challenge. The phases were: Awareness, Assessment, Renovation, Validation, and, Implementation. The FFIEC encouraged institutions to have all critical applications identified and priorities set by December 31, 1997 and to have renovation work largely completed and testing well underway by December 31, 1998. The Company has an ongoing program designed to ensure that its operational and financial systems will not be adversely affected by Year 2000 software failures, due to processing errors arising from calculations using the Year 2000 date. The Company's vaults are mechanical and are not subject to time or calendar failure. The Board of Directors and management of the Company have established Year 2000 compliance as a strategic initiative. While the Company believes that it has available resources to assure Year 2000 compliance, it is to some extent dependent on vendor cooperation. At the present time, the Company expects its most critical application software vendor to have all of its systems in compliance. The Company has installed the necessary software releases and expects to have testing of such systems substantially completed by March 31, 1999 and have any problems reconciled by June 30, 1999.

     At this time, the Company has not fully determined the cost of making modifications to correct any Year 2000 problems; however, equipment and software expenses are not expected to materially differ from past results. The Company routinely upgrades and purchases technologically advanced software and hardware on a continual basis and expects to specifically evaluate and test such purchases for Year 2000 compliance.

     The Company's loan portfolio consists primarily of residential mortgage loans to individuals. These individuals generally are not affected by Year 2000 failures. The Bank currently makes very few commercial loans. If the Bank increases its commercial loan portfolio, the Bank's Board of Directors would amend its underwriting policies to address loan payment problems associated with a borrower as a result of a disruption in income or a commercial borrower's inability to make a timely payment.

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


                                      Anson Bancorp, Inc.


Dated: 2/12/99                        By:    /s/ Eugene M. Ward
      ----------------                       --------------------------
                                             Eugene M. Ward
                                             President

Dated: 2/12/99                        By:    /s/ Nancy H. Allen
      ----------------                       --------------------------
                                             Nancy H. Allen
                                             Treasurer and Assistance Secretary