Form 10QSB/A
period 1998-12-28
ANSON BANCORP INC
filed 1999-03-04
CIK 1056672

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 25049

                                  FORM 10-QSB/A


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

SIGNATURES...................................................................11


This Form 10-QSB/A contains forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of Anson Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from those estimates. Factors which could influence the estimates include changes in the national, regional and local market conditions, legislative and regulatory conditions, and an adverse interest rate environment.

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

NOTE 6 - COMPREHENSIVE INCOME

     On July 1, 1998, the Company adopted statement of financial accounting standard No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement provides standards for reporting comprehensive income. Comprehensive income is defined as the change in equity (Net Assets) during a period from non-owner sources. The purpose of reporting comprehensive income is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Prior to the Issuance of SFAS 130, some of those changes in equity were displayed in a statement that reports the results of operations, while others were included directly in balances within a separate component of equity in a statement of financial position. This statement does not change or modify the reporting or display in the statement of operations.

     Comprehensive income for Anson Bancorp, Inc. includes the Company's net income and unrealized gains on securities available for sale (other comprehensive income). Total comprehensive income for the periods presented amounted to $187.000 and $121,000 for the six months ended December 31, 1998 and 1997, respectively, and $102,000 and $27,000 for the three months ended December 31, 1998 and 1997, respectively.

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