Form 10QSB
period 1999-03-31
ANSON BANCORP INC
filed 1999-05-13
CIK 1056672

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 25049


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _______ TO _______

                      COMMISSION FILE NUMBER ____________

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

INDICATE BY CHECK  X  WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO
                  ---
BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90
DAYS. YES X   NO _____
         ---

AS OF APRIL 30, 1999 THERE WERE ISSUED AND OUTSTANDING 585,124 SHARES OF THE REGISTRANT'S COMMON STOCK, NO PAR VALUE

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  YES _____ NO   X
                                                             -----

                      ANSON BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


                               TABLE OF CONTENTS


                                                                               PAGE
PART 1. FINANCIAL STATEMENTS

    Item 1. Financial Statements

       Condensed statements of financial condition at June 30, 1998 and March 31, 1999 (unaudited)......................................  1

       Condensed statements of income for the three months ended
          March 31, 1998 and 1999 (unaudited).................................  2

       Condensed statements of income for the nine months ended
          March 31, 1998 and 1999 (unaudited).................................  3

       Condensed statements of cash flows for the nine months ended
          March 31, 1998 and 1999 (unaudited).................................  4

       Notes to condensed financial statements................................  5

    Item 2. Management's Discussion and Analysis of Financial Condition and
          and Results of Operations...........................................  7


PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings................................................ 10
    Item 2.  Changes in Securities............................................ 10
    Item 3.  Defaults upon Senior Securities.................................. 10
    Item 4.  Submission of Matters to a Vote of Security Holders.............. 10
    Item 5.  Other Information................................................ 10
    Item 6.  Exhibits and Reports on Form 8-K................................. 10

SIGNATURES.................................................................... 11



This Form 10Q contains forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of Anson Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from those estimates. Factors which could influence the estimates include changes in the national, regional and local market conditions, legislative and regulatory conditions, and an adverse interest rate environment.

                      ANSON BANCORP, INC. AND SUBSIDIARY
            CONDENSED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

--------------------------------------------------------------------------------

                                                                    June 30,     March 31,
                                                                  ------------  ------------
                                                                      1998          1999
                                                                  ------------  ------------
                                                                    (Note 2)    (Unaudited)
ASSETS
 Cash and cash equivalents, including federal funds sold          $ 6,433,565   $  3,424,766
 Securities held to maturity, at amortized cost                     6,307,425      8,849,786
 Securities available for sale, at fair value                         433,000        511,000
 Loans receivable, net                                             11,515,484     11,668,048
 Accrued interest receivable                                          100,158        120,877
 Property and equipment, net                                          207,665        289,903
 Prepaid expenses and other assets                                     68,985         78,802
                                                                  -----------    -----------

     Total assets                                                 $25,066,282    $24,943,182
                                                                  ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES
  Deposits                                                        $15,439,963    $15,169,885
  Accounts payable and accrued expenses                               133,066         62,423
  Deferred income taxes                                               111,000        147,117
                                                                  -----------    -----------

     Total liabilities                                             15,684,029     15,379,425
                                                                  -----------    -----------

 STOCKHOLDERS' EQUITY
  Capital stock                                                     5,424,815      5,424,815
  Unrealized gain on securities available for sale, net of tax        279,430        332,000
  Retained earnings, substantially restricted                       3,678,008      3,806,942
                                                                  -----------    -----------

     Total stockholders' equity                                     9,382,253      9,563,757
                                                                  -----------    -----------

     Total liabilities and stockholders' equity                   $25,066,282    $24,943,182
                                                                  ===========    ===========



                 See Notes to Condensed Financial Statements.

                      ANSON BANCORP, INC. AND SUBSIDIARY
                  CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                          FOR THE THREE MONTHS ENDED

--------------------------------------------------------------------------------

                                                               March 31,
                                                           ------------------
                                                             1998      1999
                                                           --------  --------
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans                                $237,139  $224,644
 Interest on investments and deposits in other banks        123,059   161,783
                                                           --------  --------

    Total interest and dividend income                      360,198   386,427

INTEREST EXPENSE ON DEPOSITS                                204,493   172,427
                                                           --------  --------

    Net interest income                                     155,705   214,000

PROVISION FOR LOAN LOSSES                                     1,000         -
                                                           --------  --------

    Net interest income after provision for loan losses     154,705   214,000

NONINTEREST INCOME                                              101        55

NONINTEREST EXPENSE
 Compensation and employee benefits                          65,818    78,482
 Federal insurance premiums                                   2,583     2,305
 Data processing                                             10,377    12,756
 Legal and professional fees                                  8,730     5,917
 Examinations and audit                                           -    11,091
 Occupancy including depreciation                             6,304     5,662
 Other                                                       25,810    29,401
                                                           --------  --------

  Total noninterest expense                                 119,622   145,614
                                                           --------  --------

    Income before income taxes                               35,184    68,441

INCOME TAXES                                                  7,000    26,000
                                                           --------  --------

    Net income                                             $ 28,184  $ 42,441
                                                           ========  ========


Basic earnings per share (Note 3)                         $     N/A      $.07
                                                           ========  ========

Diluted earnings per share (Note 3)                        $    N/A      $.07
                                                           ========  ========

Dividends per share                                        $      0  $      0
                                                           ========  ========



                  See Notes to Condensed Financial Statements.

                      ANSON BANCORP, INC. AND SUBSIDIARY
                  CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                           For the nine months ended

                                                                 March 31,
                                                           ---------------------
                                                              1998        1999
                                                           ----------  ---------
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans                                $  712,522  $  686,546
 Interest on investments and deposits in other banks          365,806     498,229
                                                           ----------  ----------

    Total interest and dividend income                      1,078,328   1,184,775

INTEREST EXPENSE ON DEPOSITS                                  616,359     543,411
                                                           ----------  ----------

    Net interest income                                       461,969     641,364

PROVISION FOR LOAN LOSSES                                       1,000       2,000
                                                           ----------  ----------

    Net interest income after provision for loan losses       460,969     639,364
                                                           ----------  ----------

NONINTEREST INCOME                                              4,370       2,442

NONINTEREST EXPENSE
 Compensation and employee benefits                           200,003     237,630
 Federal insurance premiums                                     7,811       7,105
 Data processing                                               26,223      30,618
 Legal and professional fees                                   17,460      43,284
 Examinations and audit                                         7,910      26,762
 Occupancy including depreciation                              16,784      16,135
 Other                                                         74,985      96,338
                                                           ----------  ----------

    Total noninterest expense                                 351,176     457,872
                                                           ----------  ----------

    Income before income taxes                                114,163     183,934

INCOME TAXES                                                   24,000      55,000
                                                           ----------  ----------

    Net income                                             $   90,163  $  128,934
                                                           ==========  ==========


Basic earnings per share  (Note 3)                         $      N/A        $.22
                                                           ==========  ==========

Diluted earnings per share  (Note 3)                       $      N/A        $.22
                                                           ==========  ==========

Dividends per share                                        $        0  $        0
                                                           ==========  ==========

                  See Notes to Condensed Financial Statements.

                      ANSON BANCORP, INC. AND SUBSIDIARY
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           FOR THE NINE MONTHS ENDED

                                                                        March 31,
                                                                -------------------------
                                                                   1998          1999
                                                                -----------  ------------
OPERATING ACTIVITIES
 Net income                                                     $   90,163   $   128,934
 Adjustments to reconcile net income to net cash provided
 by  operating activities
  Provision for loan losses                                          1,000         2,000
  Provision for depreciation                                        12,345        13,320
  Deferred income taxes                                            (11,322)       10,687
  Changes in operating assets and liabilities
    Interest receivable                                             (8,538)      (20,719)
    Prepaid expenses and other assets                             (104,894)       (9,817)
    Accounts payable and accrued expenses                          105,656       (70,643)
                                                                ----------   -----------

       Net cash provided by operating activities                    84,410        53,762

INVESTING ACTIVITIES
 Net decrease (increase) in loans receivable                       236,670      (154,564)
 Net increase in investments held to maturity                     (908,237)   (2,542,361)
 Investment in property and equipment                                    -       (95,558)
                                                                ----------   -----------

       Net cash used for investing activities                     (671,567)   (2,792,483)

FINANCING ACTIVITIES
 Net increase (decrease) in savings deposits                       213,459      (270,078)
                                                                ----------   -----------

       Net decrease in cash and cash equivalents                  (373,698)   (3,008,799)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   4,640,610     6,433,565
                                                                ----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $4,266,912   $ 3,424,766
                                                                ==========   ===========

                 See Notes to Condensed Financial Statements.

                              ANSON BANCORP, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS

     Anson Bancorp, Inc. (the "Company") was incorporated under the laws of the State of North Carolina in 1998 for the purpose of becoming the bank holding company of Anson Savings Bank (the "Bank" or "Anson Savings Bank") in connection with the Bank's conversion from a state chartered savings bank to a state chartered stock savings bank, pursuant to its amended and restated Plan of Conversion. The Company has no operations and conducts no business other than owning the Bank and investing its portion of the net proceeds received in the conversion.

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


NOTE 2 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements (except for the condensed consolidated statement of financial condition at June 30, 1998, which has been taken from the audited financial statements at that date) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The Company was not an operating company and did not engage in any significant business until June 1998. The results of operations for the nine months ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended June 30, 1999. The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the 1998 annual report of the Company.


NOTE 3 - EARNINGS PER SHARE

     Earnings per share are not applicable for the nine months ended March 31, 1998 because Anson Savings Bank did not complete its conversion to stock form until June 19, 1998. Basic earnings per share for the three months and nine months ended March 31, 1999 are based on unaudited net income earned divided by the weighted average number of shares outstanding during the period. During the period reported there were no dilutive securities outstanding, therefore, basic and diluted earnings per share are the same.

                              ANSON BANCORP, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 4 - SUBSEQUENT EVENT AND PLAN OF CONVERSION

     On June 19, 1998, pursuant to a plan of conversion which was approved by its members and regulators, Anson Savings Bank converted from a state chartered mutual savings bank to a state chartered stock savings bank and became a wholly owned subsidiary of the Company, which was formed to acquire all of the common stock of the Company, which upon its conversion to stock form. The closing of the offering occurred on June 19, 1998 and resulted in the issuance of 585,124 shares of common stock at a price of $10 per share for proceeds of $5,424,815 (net of $426,425 in offering costs). The Company transferred $2,712,408 of the net proceeds to Anson Savings Bank for purchase of all of the common stock of the Bank.


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


NOTE 6 - COMPREHENSIVE INCOME

     On July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement provides standards for reporting comprehensive income. Comprehensive income is defined as the change in equity (net assets) during a period from non-owner sources. The purpose of reporting comprehensive income is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period others than transactions with owners in their capacity as owners. Prior to the issuance of SFAS 130, some of those changes in equity were displayed in a statement that reports the results of operations, while other were included directly in balances within a separate component of equity in a statement of financial position. This statement does not change or modify the reporting or display in the statement of operations.

     Comprehensive income for the Company includes the Company's net income and unrealized gains on securities available for sale (other comprehensive income). Total comprehensive income (loss) for the periods presented amounted to $182,000 and $181,000 for the nine months ended March 31, 1999 and 1998, respectively, and ($5,000) and $60,000 for the three months ended March 31, 1999 and 1998, respectively.

                              ANSON BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND JUNE 30, 1998

     Total assets of ANSON BANCORP, INC AND SUBSIDIARY. amounted to $24.94 million at March 31, 1999, compared to $25.07 million at June 30, 1998. The decrease from June 30, 1998 to March 31, 1999 is primarily attributed to the decrease in cash equivalents. Accounts payable and accrued expenses decreased approximately $70,000 from June 30, 1998 to March 31, 1999. This decrease is due primarily to expenses accrued and subsequently paid related to the Bank's conversion to a state chartered stock savings bank.

     The principal category of earnings assets is loans receivable which amounted to $11.67 million and $11.52 million at March 31, 1999 and June 30, 1998, respectively. Loan originations for the nine months ended March 31, 1999 totaled $2.13 million and were funded by loan principal repayments of $1.98 million as the loan portfolio increased by $153,000. Loan originations for the year ended June 30, 1998 totaled $2.92 million and principal repayments for 1998 totaled $2.82 million. The Company maintains underwriting and credit standards designed to maintain the quality of the loan portfolio. Nonperforming loans at March 31, 1999 and June 30, 1998 totaled $183,000 and $179,000, respectively and comprised 1.57% and 1.55% of total loans, respectively. During the quarter ended March 31, 1999 the Bank began offering consumer loans to its customers. These loans amounted to $90,000 or approximately 0.8% of loans receivable at March 31, 1999.

     In addition to loans, the Company invests in U.S. Treasury and Government Agency securities. Management does not engage in the practice of trading securities, rather, the Company's investment portfolio consists primarily of investments designated and held to maturity. Investment securities, including interest-bearing deposits and Federal Home Loan Bank stock, at March 31, 1999 and June 30, 1998 totaled $12.63 million and $12.95 million, respectively. The decrease in investments is primarily attributed to the decrease in savings deposits during the period.

     The Company has experienced some decrease in savings deposits. At March 31, 1999, Anson's deposits decreased approximately $270,000 compared to June 30, 1998. Anson has priced its deposits in a fashion to be at or near the top of the market because of its dependence on the local market for funds availability.

     The Company's equity, which consists entirely of retained earnings, capital stock and unrealized gains on securities available for sale, net of tax, amounted to $9.56 million and $9.38 million at March 31, 1999 and June 30, 1998, respectively. The Company has classified a portion of its investments as available for sale which requires reporting such investments at fair market value with unrealized gains or losses, net of tax, shown as a separate component of equity. The equity component for net unrealized gains at March 31, 1999 and June 30, 1998 amounted to $332,000 and $279,000, respectively.

     The Bank is currently in the process of installing and testing the necessary accounting systems to offer checking accounts to its customers. The Bank anticipates it will begin offering these services during the fourth quarter of the fiscal year ended June 30, 1999.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     NET INCOME. The Company's net income for the three months ended March 31, 1999 and 1998 was $42,500 and $28,000, respectively. Net income was positively affected by increases in interest income from investments and increases in capital raised from the sale of stock.

                              ANSON BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

     NET INTEREST INCOME. Net interest income has increased by 38% to $214,000 for the three months ended March 31, 1999 from $155,000 for the three months ended March 31, 1998. This increase in net interest income reflects an increase in investment income from the capital raised from the sale of stock.

     NONINTEREST INCOME. Noninterest income consists primarily of fees related to safe deposit boxes and other miscellaneous income and amounted to less than $1,000 for the three months ended March 31, 1999 and 1998, respectively.

     NONINTEREST EXPENSE. Noninterest expense consisted primarily of operating expenses for compensation and employee benefits, occupancy, federal deposit insurance premiums, data processing charges and other operating expenses. Noninterest expense increased to $146,000 from $120,000 for the three months ended March 31, 1999 and 1998, respectively. The increase is primarily due to the costs associated with operating as a public company and costs associated with one additional employee. The Bank anticipates that its noninterest expense may increase in the future because of costs associated with compensation, costs associated with operating as a publicly held company, and with purchasing the computer equipment necessary for Year 2000 compliance.

     INCOME TAXES. Income tax expense was $26,000 and $7,000 for the three month periods ended March 31, 1999 and 1998, respectively. The fluctuations were primarily attributable to corresponding fluctuations in income before income taxes.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHs ENDED MARCH 31, 1999 AND 1998

     NET INCOME. The Company's net income for the nine months ended March 31, 1999 and 1998 was approximately $129,000 and $90,000, respectively. The increase in net income was primarily due to the increase in investments and increase in capital from the sale of stock.

     NET INTEREST INCOME. Net interest income has increased 39% to $639,000 for the nine months ended March 31, 1999 from $461,000 for the nine months ended March 31, 1998. This increase is due to the increase in investment income from the capital raised from the sale of stock.

     NONINTEREST INCOME. Noninterest income consists primarily of fees related to safe deposit boxes and other miscellaneous items and amounted to $2,500 and $4,000 for the nine months ended March 31, 1999 and 1998, respectively.

     NONINTEREST EXPENSE. Noninterest expense consisted primarily of operating expenses for compensation and employee benefits, occupancy, federal deposit insurance premiums, data processing charges and other operating expenses. Noninterest expense increased to $458,000 from $351,000 for the nine months ended March 31, 1999 and 1998, respectively. The increase is primarily due to the costs associated with operating as a public company and costs associated with one additional employee. The Bank anticipates that its noninterest expense may increase in the future because of costs associated with compensation, costs associated with operating as a publicly held company, and with purchasing the computer equipment necessary for Year 2000 compliance.

     INCOME TAXES. Income tax expense was $55,000 and $24,000 for the nine month periods ended March 31, 1999 and 1998, respectively. The fluctuations were primarily attributable to corresponding fluctuations in income before income taxes.

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

     As a state chartered stock savings bank, Anson Savings Bank must maintain liquidity in the form of cash and cash equivalents and investment securities, including mortgage-backed securities, equal to at least 10% of total assets. The Bank's liquidity ratio at March 31, 1999 was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, deposit withdrawals and other cash requirements.


YEAR 2000

     The Bank recognizes that there is a business risk in computerized systems as the calendar rolls over into the next century. The Federal Financial Institutions Examination Council (FFIEC) issued an interagency statement on May 5, 1997 outlining five phases for institutions to effectively manage the Year 2000 challenge. The phases were: Awareness; Assessment; Renovation; Validation; and, Implementation. The FFIEC encouraged institutions to have all critical applications identified and priorities set by December 31, 1997 and to have renovation work largely completed and testing well underway by December 31, 1998. The Bank has an ongoing program designed to ensure that its operational and financial systems will not be adversely affected by Year 2000 software failures, due to processing errors arising from calculations using the Year 2000 date. The Company's vaults are mechanical and are not subject to time or calendar failure. The Board of Directors and management of the Bank have established Year 2000 compliance as a strategic initiative. While the Bank believes that it has available resources to assure Year 2000 compliance, it is to some extent dependent on vendor cooperation. At the present time, the Bank expects its most critical application software vendor to have all of its system in compliance. The Company has installed the necessary software releases and expects to have any problems reconciled by June 30, 1999.

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


                                         ANSON BANCORP, INC.


Dated: May 13, 1999                      By:    /s/ Eugene M. Ward
       -----------------------                  --------------------------
                                                Eugene M. Ward
                                                President

Dated: May 13, 1999                      By:    /s/ Nancy H. Allen
       -----------------------                  --------------------------
                                                Nancy H. Allen
                                                Treasurer and Assistance
                                                Secretary