Form 10KSB
period 1999-06-30
ANSON BANCORP INC
filed 1999-09-27
CIK 1056672

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ______________________

                                  FORM 10-KSB

                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1999

             Commission file number ______________________________


                              ANSON BANCORP, INC.
                (Name of small business issuer in its charter)

        North Carolina                                  56-2073894
----------------------------------------               ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

       211 South Greene Street,
         Post Office Box 249
      Wadesboro, North Carolina                            28170-0249
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

                                 704-694-2122
                                 ------------
                          (Issuer's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, no par value                        N/A
----------------------------  -------------------------------------------
                              (Name of each exchange on which registered)
      (Title of class)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.            [ X]

State issuer's revenues for its most recent fiscal year $1,658,000.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

Common Stock, no par value -- $8,107,414.50 (based on the price at which the stock was sold on September 21, 1999).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Common Stock, no par value                          585,124
        ----------------------------                        -------
                (Class)                      (Outstanding at September 21, 1999)


                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Stockholders for the year ended June 30, 1999 (the "1999 Annual Report"), are incorporated by reference into Part I and Part II.
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held November 30, 1999 (the "Proxy Statement"), are incorporated by reference into Part III.

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

     At June 30, 1999, the Company had total assets of $24,961,000, net loans of $12,039,000, deposits of $15,256,000, investment securities of $12,092,000 and stockholders' equity of $9,505,000.

     At June 30, 1999, the Company and the Bank had a total of six full-time employees and one part-time employee.

     The Company has no operations and conducts no business of its own other than owning the Bank and investing its portion of the net proceeds received in the Conversion. Accordingly, the discussion of the business which follows in the Form 10-KSB concerns the business conducted by the Bank, unless otherwise indicated.

Primary Market Area

     The Bank's primary market area is Anson County, North Carolina. The Bank also makes loans to residents of Union, Stanley and Mecklenburg counties in North Carolina from time to time. Anson County is rural with a population of approximately 25, 000 located on the North Carolina/South Carolina border and Wadesboro is located 50 miles east of Charlotte, North Carolina.

     Employment in the Bank's primary market area is diversified among manufacturing, mining, agriculture, retail and wholesale trade, government and service. Other non-manufacturing employers include the county government, school systems and the county hospital.

     In recent years unemployment rates in Anson County have been high, averaging 7.8% in 1998. At June 30, 1999, unemployment in Anson County was 6.8%. Management regards Anson County as a low-growth area in which there is significant competition among financial service providers for market shares.
Due primarily to the economic factors discussed above, the Bank has limited residential mortgage lending opportunities in its local market area and does not anticipate that residential mortgage lending opportunities will increase in the future because of lack of growth in the local economy. Management believes that opportunities for future earnings growth in the Bank's primary market area are limited in light of these factors. In addition, lower income levels and low rates of growth in Anson County could result in an increase in the number of delinquent or nonperforming loans and reduce the value of the collateral securing such loans, adversely affecting the Bank's financial condition and results of operations.

Lending Activities

     General. The Bank's primary source of revenue is interest and fee income from its lending activities, consisting primarily of mortgage loans for the purchase or refinancing of one-to-four family residential real property located in its primary market area. The Bank also makes loans secured by multi-family and nonresidential properties, construction loans, and loans secured by pledged deposit accounts. Less than 1.0% of the Bank's loan portfolio, before net items, is not secured by real estate. On June 30, 1999, the Bank's largest single outstanding loan had a balance of approximately $400,000. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan modifications, late payments, loan assumptions and other miscellaneous services. The Bank generally does not sell its loans; loans are originated with the intention that they will be held in the Bank's loan portfolio. The Bank also originates mortgage loans with a call feature that varies from five to 15 years, enabling the Bank to call the loan and increase the interest rate from the original fixed contractual rate. Interest on such loans is amortized over the contractual life of the loan. For purposes of the discussion and in the tables that follow, such loans with call provisions are shown as fixed rate loans maturing at the date of the call provisions.

     Loan Portfolio Composition. The Bank's net loan portfolio totaled approximately $12.04 million at June 30, 1999 representing 48.24% of the Bank's total assets at such date. At June 30, 1999, 91.78% of the Bank's loan portfolio, before net items, was composed of one-to-four-family residential mortgage loans. Nonresidential real estate loans represented 6.84% of the Bank's loan portfolio, before net items, on such date. Construction loans represented 0.82% of the Bank's loan portfolio, before net items, on such date. Loans secured by customer deposits represented 0.26% of the Bank's loan portfolio, before net items, on such date. Installment loans to individuals represented 0.30% of the Bank's loan portfolio, before net items, on such date. As of June 30, 1999, less than 1.0%, before net items, of the loans in the Bank's loan portfolio had adjustable interest rates.

     The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                At June 30,
                             --------------------------------------------------
                                      1999                       1998
                             -----------------------   ------------------------
                                              % of                      % of
                                Amount       Total        Amount       Total
                              -----------  ----------  ------------  ----------
                                           (Dollars in Thousands)
Principal Balance:
 Real estate loans:
  One-to-four-family
   residential                    $11,227      93.26        $10,911      94.75
  Nonresidential                      837       6.95            494       4.29
 Secured by deposits                   31       0.27             35       0.30
 Residential construction
  loans                               100       0.83            499       4.34
 Installment loans to
  individuals                          37       0.30           ----       ----
                                 --------    -------         ------    -------
                                   12,232     101.61          11,939    103.68
                                 --------    -------         ------    -------

Allowance for loan losses        (    104)   (  0.86)        (  102)   (  0.89)

Undisbursed portion of
 construction loans              (     50)   (  0.42)        (  279)   (  2.42)

Net deferred loan
 origination fees                (     39)   (  0.33)        (   43)   (  0.37)
                                 --------    -------         ------    -------
     Total reductions            (    193)   (  1.61)        (  424)   (  3.68)
                                 --------    -------         ------    -------
       Total loans receivable,
         net                      $12,030     100.00%       $11.515     100.00%
                                  =======     =======       =======     =======

     The following table sets forth the time to contractual maturity of the Bank's loan portfolio at June 30, 1999. Loans which have adjustable rates are shown as being due in the period during which rates are next subject to change, while fixed rate and other loans are shown as due in the period of contractual maturity. Demand loans, loans having no stated maturity and overdrafts are reported as due in one year or less. The table does not include prepayments or scheduled principal repayments. Amounts in the table are net of loans in process and are net of unamortized loan fees.



                                                                     Terms to Repricing at June 30, 1999
                                                ---------------------------------------------------------------------------

                                                                            More Than     More Than
                                                  Six Months  Six Months   One Year to   Three Years   More Than    Total
                                                   or Less    to One Year  Three Years  to Five Years  Five Years
                                                ---------------------------------------------------------------------------

                                                                           (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans Receivable:
Adjustable rate one-to-four family residential        $   33      $     -      $     -        $     -     $     -   $    33
Fixed rate one-to-four family residential                  3           13          278            366      10,635    11,295
Other secured real estate - fixed rate                     -            -           71            447         318       836
Other loans                                               43            8            -             17           -        68
                                                      ------      -------       -------       -------     -------   -------
                  Sub Total                               79           21          349            830      10,953    12,232

Less:
   Allowance for loan losses                               -            -            -              -         104       104
                                                      ------      -------       -------       -------     -------   -------
                   Total                              $   79      $    21      $   349        $   830     $10,849   $12,128
                                                      ======      =======       =======       =======     =======   =======


          The following table sets forth the dollar amount at June 30, 1999 of all loans maturing or repricing on or after June 30, 2000 which have fixed or adjustable interest rates.

                                                           Fixed    Adjustable
                                                           Rates      Rates
                                                           -----    ----------
                                                              (In Thousands)
Real estate loans                                         $12,115    $      -
Other loans                                                    17           -
                                                          -------    --------
        Total                                             $12,132    $      -
                                                          =======    ========


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


                                                         Year Ended June 30,
                                                         -------------------
                                                        1999             1998
                                                        ----             ----
                                                            (In Thousands)
Loans receivable, net, beginning of period             $11,515         $11,423

Loan originations:
  Residential 1-4 family                                 2,465           2,339
  Nonresidential real estate                               843              55
  Residential construction                                 268             499
  Installment loans to individuals                         113               -
  Loans secured by deposits                                 36              25
                                                       -------         -------
      Total loan originations                            3,725           2,918
Loans purchased                                              -               -
Principal repayments                                    (3,199)         (2,824)
Other changes, net /(1)/                                    (2)             (2)
                                                       -------         -------
Increase (decrease) in loans receivable                    524              92
                                                       -------         -------
Loans receivable, net, end of period                   $12,039         $11,515
                                                       =======         =======
_____________________________
(1)  Includes changes in deferred loan fees and the allowance for loan losses.

          One-to-Four-Family Residential Real Estate Lending. The Bank's primary lending activity, which it intends to continue to emphasize, is the origination of fixed and adjustable rate first mortgage loans to enable borrowers to purchase or refinance one-to-four-family residential real property. Consistent with the Bank's emphasis on being a community-oriented financial institution, it is and has been the Bank's strategy to focus its lending efforts in its primary market area. On June 30, 1999, approximately 91.8% of the Bank's real estate loan portfolio, before net items, consisted of one-to-four-family residential real estate loans. These include both loans secured by detached single-family residences and condominiums and loans secured by housing containing not more than four separate dwelling units. Of such loan amounts, less than 1.0% had adjustable interest rates.

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

          Nonresidential Real Estate Lending. On June 30, 1999, the Bank had $837,000 outstanding in loans secured by nonresidential properties, comprising approximately 6.8% of its loan portfolio, before net items, as of that date. These loans are secured by office, retail and church properties. These loans generally do not exceed 80% of the appraised value of the real estate securing the loans. Nonresidential real estate loans have terms of up to 15 years. See "-- One-to-Four-Family Residential Real Estate Lending."

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

          Construction Lending. The Bank makes construction loans for the construction of single-family dwellings, and for the construction of multi-family and commercial buildings. The aggregate outstanding balance of such loans on June 30, 1999 was approximately $100,000, representing approximately 0.8% of the Bank's loan portfolio, before net items, and included construction loans in process of approximately $50,000. Some of these loans were made to persons who are constructing properties for the purpose of occupying them; others were made to builders who were constructing properties for sale. Construction loans are "construction-permanent" loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at fixed or adjustable interest rates having terms similar to one-to-four-family residential loans.

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

          Loans Secured by Deposits. The Bank also offers loans secured by deposit accounts. At June 30, 1999, such loans totaled $32,000, representing 0.3% of the Bank's loan portfolio, before net items. The interest rates on these loans are variable and are generally 2% above the interest rate being paid on the deposit account serving as collateral. The maximum amounts of these loans is generally 90% of the related deposit account.

          Installment Loans to Individuals. The Bank began offering secured and unsecured loans to consumers during the year ended June 30, 1999. At June 30, 1999, such loans totaled $37,000, representing 0.30% of the Bank's loan portfolio, before net items.

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

          Normally, upon approval of a residential mortgage loan application, the Bank gives a commitment to the applicant that it will make the approved loan at a stipulated rate any time within a 15-day period. The loan is typically funded at such rate of interest and on other terms which are based on market conditions existing as of the date of the commitment. As of June 30, 1999, the Bank had no such unfunded mortgage loan commitments. In addition, on such date the Bank had $50,000 in Undisbursed construction loans.

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

          Nonperforming Assets and Asset Classification. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. In this event, the normal procedure followed by the Bank is to make contact with the borrower at prescribed intervals in an effort to bring the loan to a current status, and late charges are assessed as allowed by law. In most cases, delinquencies are cured. If a delinquency is not cured, the Bank normally, subject to any required prior notice to the borrower, commences foreclosure proceedings. If the loan is not reinstated within the time permitted for reinstatement, or the property is not redeemed prior to sale, the property may be sold at a foreclosure sale. In foreclosure sales, the Bank may acquire title to the property through foreclosure, in which case the property so acquired is offered for sale and may be financed by a loan involving terms more favorable to the borrower than those normally offered. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank in an effort to recover its investment. As of June 30, 1999, the Bank had no real estate acquired in settlement of loans. Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of cost or fair value minus costs to sell. Costs relating to the development and improvement of the property are capitalized, and costs relating to holding the property are charged to expenses.

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


                                                        At June 30,
                                                   ----------------------
                                                      1999        1998
                                                   ----------  ----------
        Accruing loans past due 90 days or more     $171,000    $179,000
           Total non-performing loans                171,000     179,000
        Foreclosed real estate                             -           -
                                                    --------    --------
           Total nonperforming assets               $171,000    $179,000
                                                    ========    ========
        Non-performing assets to total assets           0.69%       0.71%
                                                    ========    ========

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

     As of June 30, 1999, the Bank had approximately $171,000 of loans internally classified as "substandard," no loans classified as "doubtful" and no loans classified as "loss." Total classified loans as of June 30, 1999 and 1998 were approximately $171,000 and approximately $179,000, respectively.

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

     The Bank also identifies assets which possess credit deficiencies or potential weaknesses deserving close attention by management. These assets are maintained on a "watch list" and do not yet warrant adverse classification. At June 30, 1999, there was one loan on the Bank's watch list.

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

     The following table describes the activity related to the Bank's allowance for loan losses for the periods indicated.


                                                     Year Ended June 30,
                                                     -------------------
                                                         1999        1998
                                                         ----        ----

Balance, beginning of period                         $102,000    $100,000
                                                     --------    --------
Loans Charged off:
  Real Estate                                               -           -
  Other                                                     -           -
                                                     --------    --------
    Total loans charged off                                 -           -

  Recoveries:
    Real Estate                                             -           -
    Other                                                   -           -
                                                     --------    --------
Net loans charged off (recovered)                           -           -
Provision for loan losses                               2,000       2,000
                                                     --------    --------

Balance at end of period                             $104,000    $102,000
                                                     ========    ========
Ratio of net charge-offs (recoveries) to average
 loans outstanding during the period                        0%          0%
                                                     ========    ========

The following table sets forth the composition of the allowance for loan losses by type of loan at the dates indicated. The allowance is allocated to specific categories of loans for statistical purposes only, and may be applied to loan losses incurred in any loan category.

                                                               At June 30,
                                   --------------------------------------------------------------------
                                                  1999                              1998
                                   ---------------------------------  ---------------------------------
                                              Percent of    Amount               Percent of    Amount
                                               Allowance   of Loans               Allowance   of Loans
                                   Amount of   to Total    to Gross   Amount of   to Total    to Gross
                                   Allowance   Allowance     Loans    Allowance   Allowance     Loans
                                   ---------  -----------  ---------  ---------  -----------  ---------
                                        (Dollars in Thousands)
Real estate loans:
   Residential 1-4 family               $ 84        81.0%    $ 91.8        $ 40        39.0%      91.4%
   Nonresidential                         20        19.0        6.8          20        20.0        4.1
   Construction                            0          --        0.8          20        20.0        4.2
                                        ----       -----     ------        ----       -----      -----
Total real estate loans                 $104       100.0%    $ 99.4        $ 80        79.0%      99.7%

Other loans:
   Loans secured by deposits               -           -         .3           -           -         .3
   Installment loans                       -           -         .3           -           -          -
                                        ----       -----     ------        ----       -----      -----
        Total other loans                  -           -         .6           -           -         .3
                                        ----       -----     ------        ----       -----      -----
Unallocated                                -           -          -          22        21.0%         -
                                        ----       -----     ------        ----       -----      -----
Total allowance for loan losses         $104       100.0%     100.0%       $102       100.0%     100.0%
                                        ====       =====     ======        ====       =====      =====

Investment Securities

          Interest and dividend income from investment securities generally provides the second largest source of income to the Bank after interest on loans. In addition, the Bank receives interest income from deposits in other financial institutions. At June 30, 1999, the Bank's investment portfolio totaled approximately $12.09 million and consisted of U.S. government and agency securities, interest-earning deposits in other financial institutions, certificates of deposit and stock of the FHLB of Atlanta.

          The FASB has issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified in three categories and accounted for as follows: (1) debt securities that the entity has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with net unrealized gains and losses included in earnings; and (3) debt and equity securities not classified as either held-to-maturity or trading securities are classified as securities available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity. At June 30, 1999, the Bank had no trading securities. The Bank adopted SFAS No. 115 as of July 1, 1994. The adoption affected only the held-to-maturity and available-for-sale classifications. Net unrealized securities gains on the securities available-for-sale of $285,000, net of related deferred taxes of $146,000, are reported as a separate component of equity in its financial statements at June 30, 1999. See Notes 2 and 6 of "Notes to Financial Statements."

          The amortized cost of securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other than temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method. Prior to theadoption of SFAS No. 115, the Bank stated its debt securities at amortized cost and its marketable equity securities at the lower of cost or market. Accumulated changes in net unrealized losses on marketable equity securities were included in retained earnings.

          As a member of the FHLB of Atlanta, the Bank is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of the Bank's outstanding home loans or 5% of its outstanding advances from the FHLB of Atlanta. No ready market exists for such stock, which is carried at cost. As of June 30, 1999, the Bank's investment in stock of the FHLB of Atlanta was $117,000.

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

          The following table sets forth the carrying value of the Bank's investment portfolio at the dates indicated.

                                                  At June 30,
                                            ------------------------
                                               1999         1998
                                            -----------  -----------
Securities available for sale:
  U.S. government and agency securities     $   438,000  $   433,000
                                            -----------  -----------
Securities held to maturity:
  U.S. government and agency securities       5,673,000    4,000,000
  Mortgage-backed securities                    490,000      665,000
                                            -----------  -----------
    Total securities held to maturity         6,163,000    4,665,000
                                            -----------  -----------
    Total investment securities               6,601,000    5,098,000
                                            -----------  -----------
Interest-earning balances in other banks      5,374,000    7,714,000
Federal Home Loan Bank stock                    117,000      143,000
                                            -----------  -----------
                                              5,491,000    7,857,000
                                            -----------  -----------
    Total investments                       $12,092,000  $12,955,000
                                            ===========  ===========


     At June 30, 1999, the market value of the Bank's investment securities available for sale and held to maturity were $438,000 and $6.16 million, respectively.

     The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Bank's investment portfolio as of June 30, 1999.

                                                          More                  More                   More
                                                        than Six              than One               than Five
                                                         Months                 Year                   Years
                                Less Than Six            to One                to Five                to Ten
                                   Months                 Year                  Years                  Years
                             -------------------       ---------             ---------               --------

                                       Weighted              Weighted              Weighted                Weighted
                             Carrying   Average   Carrying    Average   Carrying    Average    Carrying     Average
                              Value      Yield      Value      Yield      Value      Yield       Value       Yield
                             --------  ---------  ---------  ---------  ---------  ---------  -----------  ---------
                                                                                   (Dollars in Thousands)
Securities available for
 sale:                         $  438        --%     $   --        --%        $--        --%         $ --        --%
 FHLMC Stock
Securities held to
 maturity:                      3,198      4.95       2,475      4.80          --        --            --        --
  U.S. government and
   agency securities               --        --          --        --          41      8.04           449      6.53
 Mortgage-backed securities

Other:
  Interest-earning              5,374      4.05          --        --          --        --            --        --
   balances in other banks
  Federal Home Loan Bank           --        --          --        --          --        --            --        --
   stock                       ------     -----      ------   -------      ------    ------         -----    ------

        Total                  $9,010      4.17%     $2,475      4.80%        $41      8.04%         $449      6.53%
                               ======      ====      ======      ====         ===      ====          ====      ====







                                After Ten Years          Total
                              -----------------        ---------

                                        Weighted             Weighted
                             Carrying    Average   Carrying   Average
                               Value      Yield     Value      Yield
                             ---------  ---------  --------  ---------

Securities available for
 sale:                            $ --        --%   $   438        --%
 FHLMC Stock
Securities held to
 maturity:                          --        --      5,673      4.88
  U.S. government and
   agency securities                --        --        490      6.66
 Mortgage-backed securities

Other:
  Interest-earning                  --        --      5,374      4.05
   balances in other banks
  Federal Home Loan Bank           117      4.21        117      4.21
   stock                          ----      ----    -------     -----

        Total                     $117      4.21%   $12,092      5.40%
                                  ====      ====    =======     =====

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

          Deposits.   The Bank attracts both short-term and long-term deposits
from the general public by offering a variety of accounts and rates. The Bank offers passbook savings accounts, statement savings accounts, negotiable order of withdrawal accounts, money market deposit accounts, non-interest-bearing accounts, and fixed interest rate certificates with varying maturities. At June 30, 1999, 75.28% of the Bank's deposits consisted of certificate accounts, 23.83% consisted of passbook savings accounts and 0.89% consisted of money market deposit accounts. Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors, including the restructuring of the thrift industry. The Bank's savings deposits traditionally have been obtained primarily from its primary market area. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print, television and radio media advertising and direct mailings. The Bank does not advertise for deposits outside of its local market area or utilize the services of deposit brokers.

          The following table sets forth certain other information regarding the Bank's savings deposits at the dates indicated.

                                                 At June 30, 1999           At June 30, 1998
                                        -----------------------------  -------------------------------------
                                                 Weighted                       Weighted
                                                  Average     % of               Average         % of
                                        Amount     Rate     Deposits   Amount     Rate         Deposits
                                        -------  ---------  ---------  -------  ---------  -----------------
                                                              (Dollars in Thousands)
  Demand accounts:
                                        $ 3,627      3.25%     23.83   $ 3,552      3.25%        23.07%
  Passbook savings                          136      2.68       0.89        93      2.92           .60
  Money market deposit
   accounts                               3,763      3.23%     24.72     3,645      3.24         23.67
                                        --------  --------  ---------  --------  --------  ------------
  Certificate of accounts with
   original maturities of:
       6 months                           6,007      4.64%     39.47%    3,334      5.05         21.66
     12 months                            3,465      4.60      22.76     1,511      5.04          9.81
     14, 18, 30 and 36 months             1,986      5.40      13.05     6,906      5.62         44.86
                                        --------  --------  ---------  --------  --------  ------------

        Total certificates
                                         11,458      4.84%     75.28%   11,751      5.38         76.33
                                        --------  --------  ---------  --------  --------  ------------

   Total deposits                       $15,221      4.44%       100%  $15,396      4.88%       100.00%
                                        ========  ========  =========  ========  ========  ============

     The following table presents the maturities and weighted average rates paid on all certificates of deposit as of June 30, 1999.

                                                          Amount Due During the Year Ending June 30,
                             ---------------------------------------------------------------------------------------------
                                      2000           2001              2002           Thereafter             Total
                             ----------------   ----------------   ----------------  ----------------  -------------------
                                     Weighted           Weighted           Weighted          Weighted            Weighted
                             Amount    Rate     Amount    Rate     Amount    Rate    Amount    Rate      Amount    Rate
                             ------  --------   ------  --------   ------  --------  ------  --------    ------  --------
                                                                    (Dollars in Thousands)
Certificates of
 $100,000 or more            $1,320     5.47%  $  106      4.45%      --        --       --        --   $ 1,426     5.45%

Certificates of less than
 $100,000                     8,153     4.50    1,755      4.90%     125      5.21%      --        --    10,033     4.75
                             ------     ----   ------      ----     ----      ----     ------   ------  -------     -----
     Total                   $9,473     4.78%  $1,861      4.87%    $125      5.21%      --        --   $11,459     4.84%
                             ======     ====   ======      ====     ====      ====     ======   ======  =======     =====

     As of June 30, 1999, the aggregate amount of time certificates of deposit in amounts greater than or equal to $100,000 outstanding was approximately $1.4 million. The following table presents the maturity of these time certificates of deposit at such date.

Maturity                 Amount
---------------------  -----------
Less than 3 months      $  104,597
3 to 6 months            1,115,106
6 to 12 months             100,000
More than 12 months        106,443
                        ----------
                        $1,426,146
                        ==========



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


Competition

     The Bank is the only financial institution headquartered in Anson County and has operated there for more than 100 years. It faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions, brokerage firms and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. As of June 30, 1999, there were four FDIC-insured depository institutions with nine offices in Anson County, North Carolina. Based upon 1997 comparative data, the Bank had 8.7% and 7.5% of the federally insured deposits in Wadesboro and Anson County, respectively.

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

     General. The Company was organized for the purpose of acquiring and holding all of the capital stock of the Bank to be issued in the Conversion. As a savings bank holding company subject to the BHCA, the Company is subject to certain regulations of the Federal Reserve. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve.

     Additionally, the BHCA prohibits the Company from engaging in, or acquiring ownership or control of, more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA does not place territorial restrictions on the activities of such non-banking related activities.

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

     There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become

"undercapitalized" with the terms of anycapital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards as of the time the institution fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

     Federal regulations require that the Company notify the Federal Reserve Bank of Richmond prior to repurchasing Common Stock in excess of ten percent of its net worth during a rolling twelve month period unless the Company (i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks, (ii) received a one or two rating in its last examination, and (iii) is not the subject of any unresolved supervisory issues.

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

     Bank holding companies subject to the Federal Reserve's capital adequacy guidelines are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion.
All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

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

     The Bank is a North Carolina chartered savings bank, is a member of the FHLB system, and its deposits are insured by the FDIC through the SAIF. It is subject to examination and regulation by the FDIC and the Administrator and to regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities, and general investmentauthority. Generally, North Carolina state chartered savings banks whose deposits are insured by the SAIF are subject to restrictions with respect to activities and investments, transactions with affiliates and loans-to-one borrower similar to those applicable to SAIF insured savings associations. Such examination and regulation is intended primarily for the protection of depositors and the federal deposit insurance funds.

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

     Transactions with Affiliates. Under current federal law, transactions between the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of the Bank is any company or entity that controls, is controlled by or is under common control with the savings bank. Generally, subsidiaries of a bank, other than a bank subsidiary, and certain other types of companies are not considered to be affiliates. Generally, Sections 23A and 23B (i) establish certain collateral requirements for losses to affiliates, (ii) limit the extent to which the Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such the Bank's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (iii) require that all such transactions be on terms substantially the same, or at least as favorable, to the Bank or the subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate, the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate, the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person, or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

     Further, current federal law has extended to savings banks the restrictions contained in Section 22(h) of the Federal Reserve Act and its implementing regulations with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who own more than 10% of a savings bank, and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the savings bank's loans-to-one borrower limit as established by federal law and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and stockholders who own more than 10% of a savings bank, and their respective affiliates, unless such loan is approved in advance by a majority of the disinterested directors of the board of directors of the Bank. Any "interested" director may not participate in the voting. The Federal Reserve has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of

$25,000 or 5% of unimpaired capital and unimpaired surplus (up to $500,000). Further, pursuant to Section 22(h) the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and not involve more than the normal risk of repayment or present other unfavorable features. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Insurance of Deposit Accounts. The FDIC administers two separate deposit insurance funds. The SAIF maintains a fund to insure the deposits for most savings institutions and the BIF maintains a fund to insure the deposits of most commercial banks. The Bank is a member of the SAIF of the FDIC.

     The Bank is required to pay assessments to the FDIC based on a percentage of its insured deposits. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups - well capitalized, adequately capitalized or undercapitalized - using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action."

     Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

     The assessment rate for SAIF members had ranged from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C while assessments for over 90% of the BIF members had been the statutory minimum of $2,000. However, recently enacted legislation provided for a one-time assessment equal to 65.7 basis points times insured deposits as of March 31, 1995. This assessment fully capitalized the SAIF. Accordingly, although the special assessment resulted in a $114,000 one-time charge of the Bank, the recapitalization of the SAIF had the effect of reducing the Bank's future deposit insurance premiums to the SAIF. Under the recently enacted legislation, most BIF members will be assessed approximately 1.3 basis points while the rate for most SAIF members will be approximately 6.4 basis points until January 1, 2000. At that time, BIF and SAIF members will begin pro rata sharing of the payment at an expected rate of
2.43 basis points.

     Community Reinvestment Act. The Bank, like other financial institutions, is subject to the Community Reinvestment Act, as amended ("CRA"). A purpose of the CRA is to encourage financial institutions to help meet the credit needs of its entire community, including the needs of low- and moderate-income neighborhoods. Financial institutions' compliance with the CRA is regularly evaluated by their regulatory agencies. Under recently adopted regulations, institutions are first evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the institution is given a rating of either "outstanding," "high satisfactory," "low satisfactory," "needs to improve" or "substantial non-compliance." A set of criteria for each rating has been developed and is included in the regulation. If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantitative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to its service area should be considered. The ratings received under the three tests are used to determine the overall composite CRA rating. The composite ratings are "outstanding," "satisfactory," "needs to improve" or "substantial non-compliance."

     During the Bank's last compliance examination the Bank received a "satisfactory" rating with respect to CRA compliance. The Bank's rating with respect to CRA compliance would be a factor to be considered by the Federal

Reserve and FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and could result in the denial of such applications.

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

     An institution which fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order, and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to 2% or less, the bank may be deemed to be operating in an unsafe or unsound condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placement of the institution in receivership. At June 30, 1999, the Bank had a leverage ratio of 26.1%.

     The Administrator requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement.

     At June 30, 1999, the Bank complied with each of the capital requirements of the FDIC and the Administrator.

     Each federal banking agency is required to establish risk-based capital standards that take adequate account of interest rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. On August 2, 1995, the federal banking agencies issued a joint notice of adoption of final risk-based capital rules to take account of interest rate risk. The final regulation required an assessment of the need for additional capital on a case-by-case basis, considering both the level of measured exposure and qualitative risk factors. The final rule also stated an intent to, in the future, establish an explicit minimum capital charge for interest rate risk based on the level of a bank's measured interest rate risk exposure.

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

     Loans-To-One-Borrower. The Bank is subject to the Administrator's loans-to-one-borrower limits. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. Notwithstanding the limits just described, savings institutions may make loans-to-one-borrower, for any purpose, in an amount up to $500,000. A savings institution is also authorized to make loans-to-one-borrower to develop domestic residential housing units, not to exceed the lesser of $30 million or 30% of the savings institution's net worth, provided that (i) the purchase price of each single-family dwelling in the development does not exceed $500,000, (ii) the savings institution is in compliance with its fully phased-in capital requirements; (iii) the laws comply with applicable loan-to-value requirements; (iv) the aggregate amount of loans made under this authority does not exceed 150% of net worth; and (v) the institution's regulator issues an order permitting the savings institution to use this higher limit. These limits also authorize a savings bank to make loans-to-one-borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of net worth.

     As of June 30, 1999, the largest aggregate amount of loans which the Bank had to any one borrower was approximately $400,000. These loans were performing in accordance with their original terms as of June 30, 1999. The Bank had no loans outstanding which management believes violate the applicable loans-to-one-borrower limits. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business, operations and earnings.

     Limitations on Rates Paid for Deposits. Regulations promulgated by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution's normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The definitions of "well capitalized," "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the FDIC to implement the corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991. See "--Prompt Corrective Regulatory Action." As of June 30, 1999, the Bank was considered "well capitalized" and, thus, was not subject to the limitations on rates payable on its deposits.

     Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On June 30, 1999, the Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of $117,000.

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

     Federal Reserve System. Regulation D, promulgated by the Federal Reserve, imposes reserve requirements on all depository institutions, including savings banks and savings institutions, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. For 1998, a depository institution must maintain average daily reserves equal to 3% of the first $47.8 million of net transaction accounts, plus 10% of that portion of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances are exempt from the reserve requirements. These percentages and threshold limits are subject to adjustment by the Federal Reserve.

     Restrictions on Acquisitions. Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in FDIC regulations, of an insured institution without giving at least 60 days' written notice to the FDIC and providing the FDIC an opportunity to disapprove the proposed acquisition. Pursuant to regulations governing acquisitions of control, control of an insured institution is conclusively deemed to have been acquired, among other things, upon the acquisition of more than 25% of any class of voting stock. In addition, control is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class of voting stock. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings bank or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisitions of control by such person.

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

     Liquidity. The Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. On June 30, 1999, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 49.5%. At June 30, 1999, the Bank had stable, core-like time deposits of $100,000 or more of approximately $1.43 million.

     Additional Limitations on Activities. FDIC law and regulations generally provide that the Bank may not engage as principal in any type of activity, or in any activity in an amount, not permitted for national banks, or directly acquire or retain any equity investment of a type or in an amount not permitted for national banks. National banks are generally not permitted to hold equity investments other than shares of service corporations and certain federal agency securities. Moreover, the activities in which service corporations are permitted to engage are limited to those of service corporations for national banks. The FDIC has authority to grant exceptions from these prohibitions (other than with respect to non-service corporation equity investments) if it determines no significant risk to the insurance fund is posed by the amount of the investment or activity to be engaged in and if the Bank is and continues to be in compliance with fully phased-in capital standards.

     Prompt Corrective Regulatory Action. The Deposit Insurance Corporation Act of 1991 provided the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the FDIC regulations applicable to the Bank, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth); (B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%. The Bank is considered to be "well capitalized" under the rules set forth above.

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

     The Interstate Banking Act also provides for interstate branching, effective June 1, 1997, allowing interstate branching in all states, provided that a particular state has not specifically denied interstate branching by legislation prior to such time. Unlike interstate acquisitions, a state could deny interstate branching if it specifically elected to do so by June 1, 1997. States could choose to allow interstate branching prior to June 1, 1997 by opting-in to a group of states that permitted these transactions. These states generally allow interstate branching via a merger of an out-of-state bank with an in-state bank, or on a de novo basis. North Carolina enacted legislation permitting branching transactions prior to June 1, 1997, and did not adopt legislation electing to deny interstate branching.

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

     Also, without the prior written approval of the Administrator, a North Carolina-chartered stock savings bank, for a period of five years after its Conversion from mutual to stock form, may not repurchase any of its capital stock. The Administrator will give approval to repurchase only upon a showing that the proposed repurchase will not adversely affect the safety and soundness of the institution. Under FDIC regulations, stock repurchases may be made by the Bank only upon receipt of FDIC approval.

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

     Additional Limitations on Activities. Recent FDIC law and regulations generally provide that the Bank may not engage as principal in any type of activity, or in any activity in an amount, not permitted for national banks, or directly acquire or retain any equity investment of a type or in an amount not permitted for national banks. The FDIC has authority to grant exceptions from these prohibitions (other than with respect to non-service corporation equity investments) if it determines no significant risk to the insurance fund is posed by the amount of the investment or the activity to be engaged in and if the Bank is and continues to be in compliance with fully phased-in capital standards. National banks are generally not permitted to hold equity investments other than shares of service corporations and certain federal agency securities. Moreover, the activities in which service corporations are permitted to engage are limited to those of service corporations for national banks.

     Savings banks are also generally prohibited from directly or indirectly acquiring or retaining any corporate debt security that is not of investment grade (generally referred to as "junk bonds"). State savings banks are also required to notify the FDIC at least 30 days prior to the establishment or acquisition of any subsidiary, or at least 30 days prior to conducting any such new activity. Any such activities must be conducted in accordance with the regulations and orders of the FDIC and the Administrator.

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

ITEM 2.   DESCRIPTION OF PROPERTY

     The following table sets forth the location of the Bank's principal office in Wadesboro and North Carolina, as well as certain other information relating to that office as of June 30, 1999. The Bank owns the Wadesboro office.

                                        Net Book Value     Deposits
Address                                  of Property    (In Thousands)
--------------------------------------  --------------  --------------

211 South Greene Street                       $192,000        $15,256
P.O. Box 249
Wadesboro, North Carolina 28170-0249

     The Bank's management considers the property to be in good condition and is of the opinion that it is adequately covered by insurance. The total net book value of the Bank's furniture, fixtures and equipment on June 30, 1999 was $58,738. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank in an effort to recover its investment. As of June 30, 1999, the Bank had no recorded real estate acquired in settlement of loans.


ITEM 3.   LEGAL PROCEEDINGS

     In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders during the quarter ended June 30, 1999.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     See the information under the section captioned "Common Stock Information" on the last page of the Company's 1999 Annual Report, which section is incorporated herein by reference. See "Item 1. DESCRIPTION OF BUSINESS-- Regulation of the Bank--Restrictions on Dividends and Other Capital Distributions" above for regulatory restrictions which limit the ability of the Bank to pay dividends to the Company.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     See the information set forth under Item I above and the information set forth under the section captioned "Management's Discussion and Analysis" on pages 3 through 11 in the Company's 1999 Annual Report, which section is incorporated herein by reference.

ITEM 7.   FINANCIAL STATEMENTS

     The consolidated financial statements of the Company set forth on pages 12 through 34 in the Company's 1999 Annual Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

     The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned "Proposal 2 - Election of Directors" beginning on page 28 of the Proxy Statement and "Executive Officers" on page 30 of the Proxy Statement, which sections are incorporated herein by reference.

     The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" set forth on page 6 of the Proxy Statement, which is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the sections captioned "Proposal 2 - Election of Directors - Directors Compensation" on page 30 and " - Management Compensation" on pages 30 through 32 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners" on pages 6 through 7 of the Proxy Statement.

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

     10(a) Employment Agreement with Eugene M. Ward incorporated by reference to Exhibit 10(a) of the Company's 1998 Form 10-KSB

     10(b) Severance Agreement incorporated by reference to Exhibit 10(b) of the Company's 1998 Form 10-KSB.

     (11)      Statement Regarding Computation of Per Share Earnings

     (13)      Portions of 1999 Annual Report to Stockholders

     (21) See Item 1. Description of Business for discussion of subsidiaries

     (27)      Financial Data Schedule

(13)(b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ANSON BANCORP, INC.

 Date: September 27, 1999       By:  /s/ Eugene M. Ward
                                     -------------------------------------------
                                           Eugene M. Ward
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Signatures                        Title                      Date
---------------------------  -------------------------------  ------------------
/s/ Eugene M. Ward           Director, President and Chief    September 27, 1999
---------------------------  Executive Officer (Principal
Eugene M. Ward               Executive Officer)


/s/ Nancy H. Allen           Treasurer (Principal Financial   September 27, 1999
---------------------------  and Accounting Officer)
Nancy H. Allen

/s/ Preston A. Burns         Chairman of the Board            September 27, 1999
 Preston A. Burns
---------------------------

/s/ John J. Crawford         Director                         September 27, 1999
---------------------------
John J. Crawford

/s/ W. Kenneth Huntley       Director                         September 27, 1999
---------------------------
W. Kenneth Huntley

/s/ Emmett S. Patterson      Director                         September 27, 1999
---------------------------
Emmett S. Patterson

/s/ John R. Potter           Director                         September 27, 1999
---------------------------
John R. Potter

/s/ H. Patrick Taylor, Jr.   Director                         September 27, 1999
---------------------------
H. Patrick Taylor, Jr.

                               INDEX TO EXHIBITS



Exhibit No.                   Description

11        Statement Regarding Computation of Per Share Earnings

13        Portions of the 1999 Annual Report to Stockholders

27        Financial Data Schedule