Form 10-Q
period 1999-09-30
ANSON BANCORP INC
filed 1999-11-15
CIK 1056672

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 25049

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      September 30, 1999
                                       ----------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _______

                        Commission File Number _______

                              Anson Bancorp, Inc.
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

Indicate by check [X] whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No
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


                                    CONTENTS


                                                                            Page
PART 1. FINANCIAL STATEMENTS

     Item 1. Financial Statements

          Condensed Statements of Financial Condition at June 30, 1999
               and September 30, 1999 (Unaudited).............................1

          Condensed Statements of Income for the Three Months Ended
               September 30, 1998 and 1999 (Unaudited)........................2

          Condensed Statements of Cash Flows for the Three Months Ended
               September 30, 1998 and 1999 (Unaudited)........................3

          Notes to Condensed Financial Statements (Unaudited).................4

     Item 2. Management's Discussion and Analysis of Financial Condition and
               and Results of Operations......................................7


PART II.     OTHER INFORMATION

     Item 1.   Legal Proceedings.............................................10
     Item 2.   Changes in Securities.........................................10
     Item 3.   Defaults upon Senior Securities...............................10
     Item 4.   Submission of Matters to a Vote of Security Holders...........10
     Item 5.   Other Information.............................................10
     Item 6.   Exhibits and Reports on Form 8-K..............................10

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

                       ANSON BANCORP, INC. AND SUBSIDIARY
             CONDENSED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

--------------------------------------------------------------------------------


                                                                   June 30,       September 30,
                                                                 -------------    -------------
                                                                     1999             1999
                                                                 -------------    -------------
                                                                   (Note 2)        (Unaudited)

ASSETS
    Cash and cash equivalents
        Non-interest bearing deposits and cash                  $      374,949    $     389,782
        Interest earning deposits                                    3,299,133        3,240,996
        Federal funds sold                                             575,000          625,000
                                                                 -------------    -------------
                                                                     4,249,082        4,255,778
    Investment securities
        Held to maturity, at amortized cost                          7,779,733        8,211,268
        Available for sale, at fair value                              438,480          393,121
    Loans receivable, net                                           12,039,041       11,803,555
    Premises and equipment, net                                        251,398          245,307
    Interest receivable                                                107,445           98,565
    Other assets                                                        95,648          117,569
                                                                 -------------    -------------

                                                                 $  24,960,827    $  25,125,163
                                                                 =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY
    LIABILITIES
        Savings deposits, plus accrued interest thereon         $   15,256,038    $  15,459,678
        Accounts payable and accrued expenses                           72,878           43,145
        Deferred income taxes                                          127,000          115,000
                                                                 -------------    -------------
                                                                    15,455,916       15,617,823

    STOCKHOLDERS' EQUITY
        Capital stock, no par value, authorized 20,000,000
           shares; issued and outstanding 585,124                    5,424,815        5,424,815
        Retained earnings - substantially restricted                 3,795,018        3,827,385
        Accumulated other comprehensive income                         285,078          255,140
                                                                 -------------    -------------
                                                                     9,504,911        9,507,340
                                                                 -------------    -------------

                                                                 $  24,960,827    $  25,125,163
                                                                 =============    =============

            See Notes to Condensed Financial Statements (Unaudited).

                       ANSON BANCORP, INC. AND SUBSIDIARY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                           For the three months ended


                                                                    September 30,
                                                              ------------------------
                                                                 1998           1999
                                                              ---------      ---------

INTEREST AND DIVIDEND INCOME
   Interest and fees on loans                                 $ 233,887      $ 232,501
   Interest on investments and deposits in other banks          174,652        154,384
                                                              ---------      ---------

        Total interest and dividend income                      408,539        386,885

INTEREST EXPENSE ON DEPOSITS                                    186,024        174,801
                                                              ---------      ---------

        Net interest income                                     222,515        212,084

PROVISION FOR LOAN LOSSES                                         2,000             --
                                                              ---------      ---------

        Net interest income after provision for loan losses     220,515        212,084

NONINTEREST INCOME                                                2,270          1,009

NONINTEREST EXPENSE
   Compensation and employee benefits                            81,452         84,744
   Federal insurance premiums                                     2,575          2,183
   Data processing                                                7,758         11,273
   Legal and professional fees                                   30,041         41,599
   Examinations and audit                                         7,836          8,498
   Occupancy including depreciation                               5,490          5,735
   Other                                                         28,423         20,694
                                                              ---------      ---------

      Total noninterest expense                                 163,575        174,726
                                                              ---------      ---------

        Income before income taxes                               59,210         38,367

INCOME TAXES                                                      9,000          6,000
                                                              ---------      ---------

        Net income                                            $  50,210      $  32,367
                                                              =========      =========


Basic earnings per share                                      $     .09      $     .06
                                                              =========      =========

Diluted earnings per share                                    $     .09      $     .06
                                                              =========      =========

Dividends per share                                           $       0      $       0
                                                              =========      =========

            See Notes to Condensed Financial Statements (Unaudited).

                       ANSON BANCORP, INC. AND SUBSIDIARY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           For the three months ended


                                                                            September 30,
                                                                       -------------------------
                                                                         1998            1999
                                                                       ---------       ---------
OPERATING ACTIVITIES
   Net income                                                       $     50,210    $     32,367
   Adjustments to reconcile net income to net cash used for
      operating activities
        Provision for loan losses                                          2,000              --
        Provision for depreciation                                         3,090           6,091
        Deferred income taxes                                              1,863           3,421
        Changes in operating assets and liabilities
           Accrued interest receivable                                   (62,016)          8,880
           Prepaid expenses and other assets                              (1,807)        (21,921)
           Accounts payable and accrued expenses                        (102,013)        (29,733)
                                                                       ---------       ---------

             Net cash used for operating activities                     (108,673)           (895)

INVESTING ACTIVITIES
   Investment in property and equipment                                  (18,996)             --
   Net decrease (increase) in loans receivable                          (158,155)        235,486
   Net increase in investments held to maturity                           (1,040)       (431,535)
                                                                       ---------       ---------

             Net cash used for investing activities                     (178,191)       (196,049)

FINANCING ACTIVITIES
   Net increase (decrease) in savings deposits                          (169,329)        203,640
                                                                       ---------      ----------

             Net increase (decrease) in cash and cash
                equivalents                                             (456,193)          6,696

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         6,433,565       4,249,082
                                                                      ----------      ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $5,977,372      $4,255,778
                                                                      ==========      ==========

            See Notes to Condensed Financial Statements (Unaudited).

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


NOTE 2 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements (except for the condensed consolidated statement of financial condition at June 30, 1999, which has been taken from the audited financial statements at that date) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the 1998 annual report of the Company.


NOTE 3 - EARNINGS PER SHARE

     Basic earnings per share for the three months ended September 30, 1998 and 1999 is based on unaudited net income earned divided by the weighted average number of shares outstanding during the period. During the periods reported there were no dilutive securities outstanding, therefore, basic and diluted earnings per share are the same.


NOTE 4 - SALE OF THE COMPANY

     On August 3, 1999, the Company and Uwharrie Capital Corporation (Uwharrie) announced that Uwharrie will acquire Anson Bancorp, Inc., which is the holding company for Anson Savings Bank, in a cash transaction. The parties' agreement provides for each share of Anson Bancorp's common stock to be exchanged for $17.30 in cash.

     This transaction is contingent upon receiving approval from regulatory authorities and from Anson Bancorp's stockholders. The Company's stockholders will consider the acquisition proposal at their annual meeting scheduled for November 30, 1999. It is anticipated that the transaction will be completed no later than January 31, 2000.

                               ANSON BANCORP, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 5 - CURTAILMENT OF DEFINED BENEFIT PLAN

     On August 3, 1999, the Board of Directors elected to cease future benefit accruals under the Company's defined benefit plan. The curtailment will be performed in accordance with ERISA standards and all participants will be 100% vested. It is estimated that the cost to curtail the plan will be approximately $200,000 and this charge will effect the earnings of the Company during the fiscal year 2000. The Company intends to terminate the plan in the event the Uwharrie Capital acquisition is consummated.


NOTE 6 - YEAR 2000

     The "Year 2000" issue confronting the Company and its customers, suppliers, customers' suppliers and competitors centers on the potential inability of computer systems to recognize the Year 2000. If not adequately addressed, the Year 2000 issue could result in a significant adverse impact on products, services and the competitive condition of the Company.

     Financial institution regulators have recently increased their focus on Year 2000 compliance issues, issuing guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council ("FFIEC") has issued several interagency statements on Year 2000 Project Management Awareness. These statements require financial institutions to examine the Year 2000 implications of reliance on vendors, data exchange and potential impact on customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and prepare a plan in order to solve the Year 2000 issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Year 2000 problems. The federal banking agencies have asserted that Year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory exams, and thus an institution's failure to address appropriately the Year 2000 issue could result in supervisory action, including such enforcement actions as the reduction of the institution's supervisory ratings, the denial of applications for approval of a merger or acquisition, or the imposition of civil money penalties.

     In order to address the Year 2000 issue and to minimize its potential adverse impact, the Company has undertaken a substantial multi-phased effort to identify areas that will be affected by the Year 2000, assess their potential impact on operations, monitor the progress of its third-party software vendors in addressing the matter, test changes provided by these vendors, and develop contingency plans for any critical systems. The plan is divided into the five phases: (1) awareness, (2) assessment, (3) renovation, (4) validation, and (5) implementation.

     The Company has substantially completed the first four phases of the plan and has made significant progress in the final phase. The Company outsources its data processing operations to a service provider. Year 2000 compliance is being closely coordinated with that of the service provider. The Company has in place a Detailed Contingency Plan should any business disruption occur.

     Further, the Company is undertaking efforts to ensure that significant vendor and customer relationships are or will be Year 2000 compliant. There can be no guarantee that the systems of other entities on which the Company either directly or indirectly relies will be timely converted, or that a failure to convert by another entity, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company in future periods.

     The Company has incurred Year 2000 compliance costs of approximately $20,000, all of which have been charged to operations and anticipates future costs to be immaterial. In addition to the estimated costs of its Year 2000 compliance, the Company has recently made substantial investments in technology in its efforts to improve customer services and to efficiently manage its product and service delivery systems.

                               ANSON BANCORP, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 7 - COMPREHENSIVE INCOME

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

     Comprehensive income for the Company includes the Company's net income and unrealized gains on securities available for sale (other comprehensive income). Total comprehensive income (loss) for the periods presented amounted to $(29,938) and $16,330 for the three months ended September 30, 1999 and 1998, respectively.

                               ANSON BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND JUNE 30, 1999

Total assets amounted to $25.13 million at September 30, 1999, compared to $24.96 million at June 30, 1999. The increase from June 30, 1999 to September 30, 1999 is primarily attributed to the increase in deposits. Accounts payable and accrued expense have decreased approximately $30,000 from June 30, 1999 to September 30, 1999. This decrease is due primarily to the reduction of accrued income taxes.

The principal category of earnings assets is loans receivable which amounted to $11.80 million and $12.04 million at September 30, 1999 and June 30, 1999, respectively. Loan originations for the three months ended September 30, 1999 totaled $647,000 and were funded by loan principal repayments of $882,000 as the loan portfolio decreased by approximately $235,000. Loan originations for the year ended June 30, 1999 totaled $3.72 million and principal repayments for 1999 totaled $3.20 million. The Bank maintains underwriting and credit standards designed to maintain the quality of the loan portfolio. Nonperforming loans at September 30, 1999 and June 30, 1999 totaled $174,000 and $178,000, respectively, and were 1.47% and 1.48% of total loans, respectively.

In addition to loans, the Company invests in U.S. Treasury and Government agency securities. Management does not engage in the practice of trading securities, rather, the Company's investment portfolio consists primarily of investments designated and held to maturity. Investment securities, including interest-bearing deposits and FHLB stock, at September 30, 1999 and June 30, 1999, totaled $12.47 million and $12.09 million, respectively. The increase in investments and loans is primarily attributed to the increase in current period income.

The Bank has experienced some increase in savings deposits. At September 30, 1999, Anson's deposits increased approximately $204,000 to $15.46 million compared to $15.26 million at June 30, 1999. Anson has priced its deposits in a fashion to be at or near the top of the market because of its dependence on the local market for funds availability.

The Company's equity, which consists entirely of retained earnings, capital stock and unrealized gains on securities available for sale, net of tax, amounted to $9.51 million and $9.50 million at September 30, 1999 and June 30, 1999, respectively. The Bank has classified a portion of its investments as available for sale which requires reporting such investments at fair market value with unrealized gains or losses, net of tax, shown as a separate component of equity. The equity component for net unrealized gains is shown as accumulated comprehensive income and at September 30, 1999 and June 30, 1999 amounted to $255,000 and $285,000, respectively.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Net Income. The Company's net income for the three months ended September
         30, 1999 and 1998 was $32,367 and $50,210, respectively. The decrease in net income was primarily due to reduced interest income and expenses related to the pending sale of the Company.

     Net Interest Income. Net interest income has decreased by 4% to $212,000 for the three months ended September 30, 1999 from $220,000 for the three months ended September 30, 1998. This decrease is due primarily to a decrease in investment income from interest-bearing deposits and investment securities.

     Noninterest Income. Noninterest income consists primarily of fees related to safe deposit boxes and other miscellaneous income and amounted to $1,000 and $2,300 for the three months ended September 30, 1999 and 1998, respectively.

                              ANSON BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

     Noninterest Expense. Noninterest expense consisted primarily of operating expenses for compensation and employee benefits, occupancy, legal and professional fees, federal deposit insurance premiums, data processing charges and other operating expenses. Noninterest expense increased to $175,000 from $163,000 for the three months ended September 30, 1999 and 1998, respectively. This increase is primarily due to the costs associated with the pending sale of the Company. The Bank anticipates that its noninterest expense may continue to increase in the future because of costs associated with compensation and with costs associated with the pending sale of the Company.

     Income Taxes. Income tax expense was $6,000 and $9,000 for the three month periods ended September 30, 1999 and 1998, respectively. The fluctuations were primarily attributable to corresponding fluctuations in income before income taxes.


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

     As a state chartered stock savings bank, Anson Savings Bank must maintain liquidity in the form of cash and cash equivalents and investment securities, including mortgage-backed securities, equal to at least 10% of total assets. The Bank's liquidity ratio at September 30, 1999 was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, deposit withdrawals and other cash requirements.


YEAR 2000

     The "Year 2000" issue confronting the Company and its customers, suppliers, customers' suppliers and competitors centers on the potential inability of computer systems to recognize the Year 2000. If not adequately addressed, the Year 2000 issue could result in a significant adverse impact on products, services and the competitive condition of the Company.

     Financial institution regulators have recently increased their focus on Year 2000 compliance issues, issuing guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council ("FFIEC") has issued several interagency statements on Year 2000 Project Management Awareness. These statements require financial institutions to examine the Year 2000 implications of reliance on vendors, data exchange and potential impact on customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and prepare a plan in order to solve the Year 2000 issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Year 2000 problems. The federal banking agencies have asserted that Year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory exams, and thus an institution's failure to address appropriately the Year 2000 issue could result in supervisory action, including such enforcement actions as the reduction of the institution's supervisory ratings, the denial of applications for approval of a merger or acquisition, or the imposition of civil money penalties.

                               ANSON BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

     In order to address the Year 2000 issue and to minimize its potential adverse impact, the Company has undertaken a substantial multi-phased effort to identify areas that will be affected by the Year 2000, assess their potential impact on operations, monitor the progress of its third-party software vendors in addressing the matter, test changes provided by these vendors, and develop contingency plans for any critical systems. The plan is divided into the five phases: (1) awareness, (2) assessment, (3) renovation, (4) validation, and (5) implementation.

     The Company has substantially completed the first four phases of the plan and has made significant progress in the final phase. The Company outsources its data processing operations to a service provider. Year 2000 compliance is being closely coordinated with that of the service provider. The Company has in place a Detailed Contingency Plan should any business disruption occur.

     Further, the Company is undertaking efforts to ensure that significant vendor and customer relationships are or will be Year 2000 compliant. There can be no guarantee that the systems of other entities on which the Company either directly or indirectly relies will be timely converted, or that a failure to convert by another entity, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company in future periods.

     The Company has incurred Year 2000 compliance costs of approximately $20,000, all of which have been charged to operations and anticipates future costs to be immaterial. In addition to the estimated costs of its Year 2000 compliance, the Company has recently made substantial investments in technology in its efforts to improve customer services and to efficiently manage its product and service delivery systems.

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

Item 5.    Other Information

           Not applicable

Item 6.    Exhibits and Reports on Form 8-K

           a) Exhibit (27) - Financial Data Schedule

           b) A Current Report on Form 8-K was filed with the Securities and Exchange Commission on August 5, 1999 announcing that the Company had entered into a definitive Agreement and Plan of Reorganization and Merger with Uwharrie Capital Corporation on August 3, 1999.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Anson Bancorp, Inc.


Dated: _______________________        By:     __________________________

                                              Eugene M. Ward
                                              President

Dated: _______________________        By:     __________________________

                                              Nancy H. Allen
                                              Treasurer and Assistance Secretary